Form 10QSB
period 2002-03-31
RCM INTERESTS INC
filed 2002-05-02
CIK 1168251

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
  X    Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
-----  of 1934

                  For the quarterly period ended March 31, 2002

       Transition Report Under Section 13 or 15(d) of The Securities Exchange ----- Act of 1934

                  For the transition period from ______________ to _____________



                         Commission File Number: 0-49647
                                                 -------

                               RCM Interests, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                              75-2926438
----------------------                              ----------------------------
(State of incorporation)                             (IRS Employer ID Number)

                   7200 Lake Havasu Court, Arlington, TX 76016
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (817) 496-4414
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 1, 2002: 10,500,509
                                          -----------------------
Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                              RCM Interests, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12


Part II - Other Information

  Part 6 - Exhibits and Reports on Form 8-K                                   14


Signatures                                                                    14


Item 1 - Part 1 - Financial Statements


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                              March 31,    March 31,
                                                                2002         2001
                                                              ---------    ---------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                   $   5,441    $    --
   Due from controlling shareholder                                --          1,102
                                                              ---------    ---------

     Total Assets                                             $   5,441    $   1,102
                                                              =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Due to shareholder                                         $     268    $    --
                                                              ---------    ---------

Shareholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                   --           --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,500,509 and 500,509 shares issued and outstanding        10,501          501
   Additional paid-in capital                                     1,999        1,999
   Accumulated deficit                                           (7,327)      (1,398)
                                                              ---------    ---------

     Total Shareholders' Equity                                   5,173        1,102
                                                              ---------    ---------

     Total Liabilities and Shareholders' Equity               $   5,441    $   1,102
                                                              =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                           Three months    Three months
                                                               ended           ended
                                                             March 31,       March 31,
                                                                2002            2001
                                                           ------------    ------------

Revenues                                                   $       --      $       --
                                                           ------------    ------------

Operating expenses
   Reorganization expenses                                         --                34
   Registration fees                                                484             115
   Professional fees                                              3,183             318
   Other general and administrative expenses                      1,287            --
                                                           ------------    ------------
     Total operating expenses                                     4,954             467
                                                           ------------    ------------

Loss from operations                                             (4,954)           (467)

Provision for income taxes                                         --              --
                                                           ------------    ------------

Net Loss                                                         (4,954)           (467)

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive Loss                                         $     (4,954)   $       (467)
                                                           ============    ============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                            nil             nil
                                                           ============    ============

Weighted-average number of shares
   of common stock outstanding - basic and fully diluted      7,056,065         500,509
                                                           ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                            Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                   Three months    Three months
                                                       ended           ended
                                                     March 31,       March 31,
                                                        2002            2001
                                                   ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                         $     (4,954)   $       (467)
   Adjustments to reconcile net loss to
     net cash provided by operating activities             --              --
                                                   ------------    ------------

Net cash used in operating activities                    (4,954)           (467)
                                                   ------------    ------------


Cash Flows from Investing Activities                       --              --
                                                   ------------    ------------


Cash Flows from Financing Activities
   Cash received on sale of common stock                 10,000            --
   Amounts advanced by majority shareholder                 395             467
                                                   ------------    ------------

Net cash provided by financing activities                10,395             467
                                                   ------------    ------------

Increase in Cash                                          5,441            --

Cash at beginning of period                                --              --
                                                   ------------    ------------

Cash at end of period                              $      5,441    $       --
                                                   ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period               $       --      $       --
                                                   ============    ============
     Income taxes paid during the period           $       --      $       --
                                                   ============    ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.
                                                                               5

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                          Notes to Financial Statements


Note A - Background and Description of Business

RCM Interests, Inc.(Company) was initially incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Kansas.

In October 2000, the Company changed its state of incorporation from Kansas to Delaware by means of a merger with and into a Delaware corporation formed on October 13, 2000 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Delaware corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to KN Acquisition Corp. and modified the Company's capital structure to allow for the issuance of 50,000,000 total equity shares consisting of 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. Both classes of stock have a par value of $0.001 per share.

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court). The Company's bankruptcy action was consolidated into a single action with other related entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (an Arizona corporation); Super Shops, Inc. (a Michigan corporation); Super Shops, Inc. (a Nevada corporation), Super Shops, Inc. (a Texas corporation) and Mallory, Inc. (a Nevada corporation). All assets, liabilities and other claims against the Company were combined with those of its affiliates for the purpose of distribution of funds to creditors. Each of the six entities otherwise remained separate corporate entities. During the period from September 19, 1997 through July 31, 2000 (the entered date of the Debtors' Amended Joint Plan of Reorganization dated as of July 31, 2000), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Debtors' Amended Joint Plan of Reorganization was approved by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000. The Amended Joint Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code and Section 4(2) of The Securities Act of 1933, respectively. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Debtor's Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The final discharge from bankruptcy will occur only upon the completion of the contemplated reverse merger transaction.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy shareholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh-start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Debtor's Amended Joint Plan of Reorganization, the only asset of the Company was approximately $2.500 in cash due from Halter Financial Group, Inc.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note A - Background and Description of Business - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its General Form for Registration of Securities of Small Business Issuers under Section 12(b) or (g) of The Securities Exchange Act of 1934 on Form 10-SB for the year ended December 31, 2001, as filed in February 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Going Concern Uncertainty

The Company's former controlling stockholder maintained the corporate status of the Company and provided all nominal working capital support on the Company's behalf from the bankruptcy discharge date through December 31, 2001.

In February 2002, concurrent with a change in control, the Company initiated a new business plan to engage in the acquisition, training, racing and sale of thoroughbred racing stock. At the present time, the Company does not own any stables or other facilities to board, maintain or train the horses we purchase. Further, the Company does not currently own any horses or have any agreements or commitments to purchase any horses. The business plan provides that the Company will not purchase any horses until at least $750,000 in working capital is raised from private investors or institutions, which will allow us to purchase four thoroughbred racing prospects, pay training and boarding fees and other operating expenses for a period of approximately 24 months. The business plan will not be implemented if we do not raise at least $750,000 of initial capital.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in each of it's business plan steps, including difficulty of hiring or engaging competent trainers within our budget, acquisition of quality livestock, and a potential shortfall of funding due to our inability to raise capital in the equity securities market.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization and net racing purse revenues to preserve the integrity of the corporate entity.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note B - Going Concern Uncertainty - Continued

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to generate sufficient cash flow to repay advances from management and/or significant stockholders, the party advancing funds may elect to take title to one or more of the Company's horses to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

If the Company does not raise at least $750,000 by the end of July 2002, the Company may have to revise its current business plan or abandon this business plan completely. In which case, we may seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in our common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company has a limited operating history, minimal cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company has no outstanding warrants and options.


Note D - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001, respectively, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                          2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============



                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes - Continued

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $7,325  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2002 and 2001, respectively, are as follows:

                                                           Three months      Three months
                                                                ended           ended
                                                              March 31,       March 31,
                                                                  2002            2001
                                                           ------------    ------------
Statutory rate applied to  income before income taxes      $     (1,685)   $       (160)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --              --
     Other, including reserve for deferred tax asset and
       application of net operating loss carryforward             1,685             160
                                                           ------------    ------------

       Income tax expense                                  $       --      $       --
                                                           ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   2,500    $     475
       Less valuation allowance                             (2,500)        (475)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

During the three months ended March 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $1,685 and $160, respectively.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note E - Capital Stock Transactions

Pursuant to the Debtor's Amended Joint Plan of Reorganization As Of November 15, 1999 (Plan), affirmed by the U. S. Bankruptcy Court - Central District of California - Los Angeles Division on July 27, 2000, the Company "will include the issuance of a sufficient number of Plan shares to meet the requirements of the Plan. Such number is estimated to be approximately 500,000 Plan Shares of each Post Confirmation Debtor. The Plan Shares shall all be of the same class. The Plan Shares will be issued ... as soon as practicable after the Creditors [sic] Trustee has determined all Allowed Class 5 Unsecured Claims and calculated the exact number of Plan Shares to be issued tp [Halter Financial Group, Inc.]
and the holders of Allowed Class 5 Unsecured Claims...."

Approximately 60.0% of the Plan Shares were issued to Halter Financial Group, Inc. in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.

The remaining forty percent (40%) of the Plan Shares were issued to holders of Allowed Unsecured Claims on a Pro Rata basis. No fractional Plan Shares will be issued. One full share will be issued in lieu of any fractional share.

All unsecured creditors and Halter Financial Group, Inc. received an aggregate of approximately 500,509 "new" shares of common stock in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On February 1, 2002, the Company sold 10,000,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $10,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933 (`33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the `33 Act. No underwriters were used in connection with this transaction.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(2) Results of Operations, Liquidity and Capital Resources

General
-------

We intend to acquire, own, manage, race and ultimately sell thoroughbred race horses. Our principal business objectives are to:
o    Raise at least $750,000 from private investors.
o Purchase, either privately or through public auction, at least two yearlings and two two-year-old in-training thoroughbreds. All horses have common birthdays on January 1, regardless of when they are born.
     Thoroughbred horses are bred to be born anywhere from January to June. Horses are called weanlings until they reach the age of one, yearlings until they reach the age of two. Thoroughbreds which are engaged in racing are usually between the ages of two and five. A horse is considered fully grown at age five.
o Achieve value appreciation of our thoroughbreds through professional management of our thoroughbreds' training and racing programs.
o Generate sufficient revenues from the winnings of our horses and from proceeds from the subsequent sale of our racing stock to achieve profitable operations.
o Provide our stockholders with the opportunity to realize appreciation of the value of their common stock.

Initial Capital Raising Activities
----------------------------------

The initial phase of our business plan will be to raise at least $750,000 from private investors through the sale of shares of our common stock. To obtain our initial capital, we will rely on the efforts of our sole officer and director, Ronald C. Morgan. Mr. Morgan will provide the necessary services for our capital raising activities at no cost and will receive no commissions or other compensation for his assistance in raising capital for us. Other than legal and accounting expenses, which we estimate at $10,000 and which will be advanced to us by Mr. Morgan, we do not expect to incur any other significant costs in connection with our initial capital raising activities. We believe we will be able to raise our initial capital from investors who have previously participated in thoroughbred racing syndications and from individuals who have participated in thoroughbred racing activities with Ronald C. Morgan. Additionally, we believe that as a public company, which we do not believe is typical in the thoroughbred racing industry, we will be able to attract investors who are seeking liquidity and appreciation of their investment in a thoroughbred related business.

If we do not raise at least $750,000 within the next six months, we may have to revise our plan of operations or abandon our business plan completely. In which case, we may seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in our common stock. We can give no assurance, however, that we will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock. Further, if we are unable to consummate an acquisition or merger, our stockholders may lose their entire investment in our company.

Our certificate of incorporation authorizes the issuance of up to 10 million shares of preferred stock. Our ability to issue preferred stock may limit our ability to obtain debt or equity financing as well as impede potential takeover of our Company, which takeover may be in the best interest of our stockholders. Also, we have approximately 29,499,491 shares which are authorized, but which are as yet unissued. Our ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

(3) Results of Operations

Since our discharge from bankruptcy in July 2000, we have not generated any operating revenues. Our business focus was directed towards acquiring a reverse merger candidate pursuant to our bankruptcy reorganization plan, as approved by the U. S. Bankruptcy Court.

We have incurred cumulative losses, principally related to the redomicile of the Company from Kansas to Delaware and other related accounting, auditing and professional services, of approximately $7,325. Accordingly, our financial results, from inception to March 31, 2002, are not meaningful as an indication of future operations.

Future expected significant costs related to our operation will be related to the acquisition, training, racing and maintenance of thoroughbred race horses.

(4) Liquidity and Capital Resources

On February 1, 2002, we received $10,000 cash from our current majority shareholder, Ronald C. Morgan. These funds were generated through the sale of 10,000,000 shares of unregistered, restricted common stock sold pursuant to an exemption from registration under Section 4(2) of The Securities Act of 1933.

At March 31, 2002, we had approximately $5,441 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

We do not believe that we would need to add any additional employees during the next 12 months.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         RCM Interests, Inc.


May   1  , 2002                                             /s/ Ronald C. Morgan
    -----                                                -----------------------
                                                                Ronald C. Morgan
                                                          Chairman, Director and
                                                         Chief Executive Officer