Form 10QSB/A
period 2002-03-31
RCM INTERESTS INC
filed 2002-05-17
CIK 1168251

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB/A

--------------------------------------------------------------------------------


(Mark one)
  X    Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
-----  of 1934

                  For the quarterly period ended March 31, 2002

        Transition  Report Under  Section 13 or 15(d) of The Securities Exchange
-----   Act of 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


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

                   7200 Lake Havasu Court, Arlington, TX 76016
                    (Address of principal executive offices)

                                 (817) 496-4414
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 16, 2002: 10,500,509
                                          ------------------------

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


Item 1 - Part 1 - Financial Statements

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                             March 31,    March 31,
                                                               2002         2001
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $   5,441    $    --
   Due from controlling shareholder                               --          1,102
                                                             ---------    ---------

     Total Assets                                            $   5,441    $   1,102
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

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

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                             through March 31, 2002

                                   (Unaudited)

                                                                                    Period from
                                                                                   July 31, 2000
                                                                                (date of bankruptcy
                                                Three months      Three months      settlement)
                                                    ended             ended           through
                                                  March 31,         March 31,         March 31,
                                                      2002              2001              2002
                                               --------------    --------------    --------------

Revenues                                       $         --      $         --      $         --
                                               --------------    --------------    --------------

Operating expenses
   Reorganization expenses                               --                  34             1,336
   Registration fees                                      484               115             1,029
   Professional fees                                    3,183               318             3,674
   Other general and administrative expenses            1,287              --               1,287
                                               --------------    --------------    --------------
     Total operating expenses                           4,954               467             7,326
                                               --------------    --------------    --------------

Loss from operations                                   (4,954)             (467)           (7,326)

Provision for income taxes                               --                --                --
                                               --------------    --------------    --------------

Net Loss                                               (4,954)             (467)           (7,326)

Other comprehensive income                               --                --                --
                                               --------------    --------------    --------------

Comprehensive Loss                             $       (4,954)   $         (467)   $       (7,326)
                                               ==============    ==============    ==============

Loss per weighted-average share of
   common stock outstanding, computed
   on net loss - basic and fully diluted                  nil               nil    $        (0.01)
                                               ==============    ==============    ==============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                          7,056,065           500,509         1,470,904
                                               ==============    ==============    ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Three months ended March 31, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                             through March 31, 2002

                                   (Unaudited)

                                                                                      Period from
                                                                                     July 31, 2000
                                                                                  (date of bankruptcy
                                                  Three months      Three months      settlement)
                                                      ended             ended           through
                                                    March 31,         March 31,         March 31,
                                                        2002              2001              2002
                                                 --------------    --------------    --------------
Cash Flows from Operating Activities
   Net loss for the period                       $       (4,954)   $         (467)   $       (7,326)
   Adjustments to reconcile net loss to
     net cash provided by operating activities             --                --                --
                                                 --------------    --------------    --------------

Net cash used in operating activities                    (4,954)             (467)           (7,326)
                                                 --------------    --------------    --------------

Cash Flows from Investing Activities                       --                --                --
                                                 --------------    --------------    --------------


Cash Flows from Financing Activities
   Cash received on sale of common stock                 10,000              --              10,000
   Amounts advanced by majority shareholder                 395               467             2,767
                                                 --------------    --------------    --------------

Net cash provided by financing activities                10,395               467            12,767
                                                 --------------    --------------    --------------

Increase in Cash                                          5,441              --               5,441

Cash at beginning of period                                --                --                --
                                                 --------------    --------------    --------------

Cash at end of period                            $        5,441    $         --      $        5,441
                                                 ==============    ==============    ==============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $         --      $         --      $         --
                                                 ==============    ==============    ==============
     Income taxes paid during the period         $         --      $         --      $         --
                                                 ==============    ==============    ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Background and Description of Business

RCM Interests, Inc.(Company) was initially incorporated on July 13, 1990 as Super Shops, Inc. under the laws of the State of Kansas. On February 1, 2002, in connection with a change in control transaction (see Note E - Common Stock Transactions), the Company's corporate name was changed to RCM Interests, Inc.

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

The Company's emergence from Chapter 11 of Title 11 of the United States Code on July 31, 2000 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities nor operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended. As approved in the Plan, the Company's principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its General Form for Registration of Securities of Small Business Issuers Under
Section 12(b) or (g) of The Securities Exchange Act of 1934 on Form 10-SB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained the Form 10- SB/A when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Bankruptcy Action

On September 19, 1997, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Central District of California - Los Angeles Division (Bankruptcy Court). The Company's bankruptcy action was consolidated into a single action with other related entities - Super Shops, Inc. (a California corporation); Super Shops, Inc. (an Arizona corporation); Super Shops, Inc. (a Michigan corporation); Super Shops, Inc. (a Nevada corporation), Super Shops, Inc. (a Texas corporation) and Mallory, Inc. (a Nevada corporation). All assets, liabilities and other claims against the Company were combined with those of its affiliates for the purpose of distribution of funds to creditors. Each of the seven entities otherwise remained separate corporate entities. During the period from September 19, 1997 through July 31, 2000 (the entered date of the Debtors' Amended Joint Plan of Reorganization dated as of July 31, 2000), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The Debtors' Amended Joint Plan of Reorganization was approved by the United States Bankruptcy Court, Central District of California - Los Angeles Division on July 27, 2000 and entered on July 31, 2000. The Amended Joint Plan of Reorganization, which contemplates the Company entering into a reverse merger transaction, provided that all unsecured creditors and Halter Financial Group, Inc. would receive "new" shares of the Company's post- reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code and Section 4(2) of The Securities Act of 1933, respectively. As a result of the Plan's approval, all liens, security interests, encumbrances and other interests, as defined in the Debtor's Amended Joint Plan of Reorganization, attach to the creditor's trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger. The final discharge from bankruptcy will occur only upon the completion of the contemplated reverse merger transaction. The February 1, 2002 change in control transaction (See Note E - Capital Stock Transactions) complied with the Bankruptcy Court's requirements for a reverse merger transaction and a final letter of discharge from bankruptcy was issued on February 11, 2002.

The cancellation of all existing shares at the date of the bankruptcy filing and the issuance of "new" shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the "new" shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company adopted "fresh- start" accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. As of July 31, 2000, by virtue of the confirmed Debtor's Amended Joint Plan of Reorganization, the only asset of the Company was $2.500 in cash due from Halter Financial Group, Inc.


Note C - Going Concern Uncertainty

The Company's former controlling stockholder, Halter Financial Group, Inc., maintained the corporate status of the Company and provided all nominal working capital support on the Company's behalf from the bankruptcy discharge date through December 31, 2001.

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

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

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

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


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     For periods prior to July 31, 2000, the Company was a component of a consolidated Federal Income Tax Return consisting of the Company and other affiliated entities. For all periods subsequent to July 31, 2000, the Company will file a separate Federal Income Tax Return.

     Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

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

Approximately 60.0% of the Plan Shares will be issued to Halter Financial Group, Inc. in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.

The remaining forty percent (40%) of the Plan Shares will be issued to holders of Allowed Unsecured Claims on a Pro Rata basis. No fractional Plan Shares will be issued. One full share will be issued in lieu of any fractional share.

All unsecured creditors and Halter Financial Group, Inc. received an aggregate of approximately 500,509 "new" shares of common stock in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On February 1, 2002, the Company sold 10,000,000 shares of restricted, unregistered common stock to an unrelated individual for gross proceeds of $10,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering and was, therefore, exempt from the registration requirements of the '33 Act. No underwriters were used in connection with this transaction.





                (Remainder of this page left blank intentionally)


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through March 31, 2002, respectively, are as follows:

                                                                  Period from
                                                                 July 31, 2000
                                                             (date of bankruptcy
                             Three months      Three months       settlement)
                                 ended             ended            through
                               March 31,         March 31,         March 31,
                                   2002              2001              2002
                            --------------    --------------    --------------
     Federal:
       Current              $         --      $         --      $         --
       Deferred                       --                --                --
                            --------------    --------------    --------------
                                      --                --                --
                            --------------    --------------    --------------
     State:
       Current                        --                --                --
       Deferred                       --                --                --
                            --------------    --------------    --------------
                                      --                --                --
                            --------------    --------------    --------------

     Totals                 $         --      $         --      $         --
                            ==============    ==============    ==============

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $7,300  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through December 31, 2001, respectively, are as follows:

                                                                                           Period from
                                                                                          July 31, 2000
                                                                                       (date of bankruptcy
                                                       Three months      Three months       settlement)
                                                           ended             ended            through
                                                         March 31,         March 31,         March 31,
                                                             2002              2001              2002
                                                      --------------    --------------    --------------
Statutory rate applied to loss before income taxes    $       (1,685)   $         (160)   $       (2,490)
Increase (decrease) in income taxes resulting from:
   State income taxes                                           --                --                --
   Other, including reserve for deferred tax asset             1,685               160             2,490
                                                      --------------    --------------    --------------
     Income tax expense                               $         --      $         --      $         --
                                                      ==============    ==============    ==============

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued


Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
Deferred tax assets
   From net operating loss carryforwards                 $   2,490    $     475
   Less valuation allowance                                 (2,490)        (475)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

During the three  months  ended  March 31,  2002 and 2001,  the  reserve for the
deferred  current  tax  asset  increased  by  approximately   $1,685  and  $160,
respectively.

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

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         RCM Interests, Inc.


May 16 , 2002                                             /s/ Ronald C. Morgan
   ----                                                  -----------------------
                                                                Ronald C. Morgan
                                                          Chairman, Director and
                                                         Chief Executive Officer