Form 10QSB
period 2002-06-30
RCM INTERESTS INC
filed 2002-07-25
CIK 1168251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB



(Mark one)
    X     Quarterly Report Under Section 13 or 15(d) of The Securities  Exchange
-------   Act of 1934


                  For the quarterly period ended June 30, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-------   Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2002: 10,500,509
                                          -------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                               RCM Interests, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12


Part II - Other Information

  Part 6 - Exhibits and Reports on Form 8-K                                   15


Signatures                                                                    15

Item 1 - Part 1 - Financial Statements


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                $     68    $   --
   Due from stockholder                                        --           468
                                                           --------    --------

     Total Assets                                          $     68    $    468
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                $  3,751    $   --
   Due to stockholder                                           268        --
                                                           --------    --------

     Total Liabilities                                        4,019        --
                                                           --------    --------

Stockholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                               --          --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,500,509 and 500,509 shares issued and outstanding    10,501         501
   Additional paid-in capital                                 1,999       1,999
   Accumulated deficit                                      (16,451)     (2,032)
                                                           --------    --------

     Total Stockholders' Equity                              (3,951)        468
                                                           --------    --------

     Total Liabilities and Stockholders' Equity            $     68    $  1,102
                                                           ========    ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                   Statements of Operations and Comprehensive
           Loss Six and Three months ended June 30, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                              through June 30, 2002

                                                     (Unaudited)
                                                                                               Period from
                                                                                              March 11, 1999
                             Six months       Six months     Three months     Three months  (date of inception)
                               ended            ended            ended            ended          through
                           June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001    June 30, 2002
                           -------------    -------------    -------------    -------------    -------------

Revenues                   $        --      $        --      $        --      $        --      $        --
                           -------------    -------------    -------------    -------------    -------------

Operating expenses
   Reorganization
     expenses                       --                273             --                239            1,336
   Registration fees                 484              310             --                195            1,029
   Professional fees               9,993              503            6,810              185           10,484
   Other general and
     administrative
     expenses                      3,602               14            2,314               14            3,602
                           -------------    -------------    -------------    -------------    -------------
Total operating expenses          14,079            1,100            9,124              633          (16,451)
                           -------------    -------------    -------------    -------------    -------------

Loss from operations             (14,079)          (1,100)          (9,124)            (633)         (16,451)

Provision for
   income taxes                     --               --               --               --               --
                           -------------    -------------    -------------    -------------    -------------

Net Loss                         (14,079)          (1,100)          (9,124)            (633)         (16,451)

Other comprehensive
   income                           --               --               --               --               --
                           -------------    -------------    -------------    -------------    -------------

Comprehensive Loss         $     (14,079)   $      (1,100)   $      (9,124)   $        (633)   $     (16,451)
                           =============    =============    =============    =============    =============

Loss per weighted-
   average share of
   common stock
   outstanding,
   computed on net
   loss - basic and
   fully diluted                     nil              nil              nil              nil    $       (0.01)
                           =============    =============    =============    =============    =============

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted           8,787,802          500,509       10,500,509          500,509        2,646,432
                           =============    =============    =============    =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Six months ended June 30, 2002 and 2001 and
Period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002


                                   (Unaudited)

                                                                                    Period from
                                                                                   July 31, 2000
                                                                                     (date of
                                                                                    bankruptcy
                                                   Six months       Six months      settlement)
                                                     ended            ended           through
                                                 June 30, 2002    June 30, 2001    June 30, 2002
                                                 -------------    -------------    -------------

Cash Flows from Operating Activities
   Net loss for the period                       $     (14,079)   $      (1,100)   $     (16,451)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Increase in Accounts payable - Trade              3,751             --              3,751
                                                 -------------    -------------    -------------

Net cash used in operating activities                  (10,328)          (1,100)         (12,700)
                                                 -------------    -------------    -------------


Cash Flows from Investing Activities                      --               --               --
                                                 -------------    -------------    -------------


Cash Flows from Financing Activities
   Cash received on sale of common stock                10,000             --             10,000
   Amounts advanced by majority stockholder                396            1,100            2,768
                                                 -------------    -------------    -------------

Net cash provided by financing activities               10,396            1,100           12,768
                                                 -------------    -------------    -------------

Increase in Cash                                            68             --                 68

Cash at beginning of period                               --               --               --
                                                 -------------    -------------    -------------

Cash at end of period                            $          68    $        --      $          68
                                                 =============    =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $        --      $        --      $        --
                                                 =============    =============    =============
     Income taxes paid during the period         $        --      $        --      $        --
                                                 =============    =============    =============



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

The Company's emergence from Chapter 11 of Title 11 of the United States Code on July 31, 2000 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity's fair value
- resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities nor operating activities. Therefore, the Company, as a new reporting entity, qualifies as a "development stage enterprise" as defined in Statement of Financial Accounting Standard No. 7, as amended. As approved in the Plan, the Company's principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its General Form for Registration of Securities of Small Business Issuers Under
Section 12(b) or (g) of The Securities Exchange Act of 1934 on Form 10-SB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained the Form 10-SB/A when reviewing the interim financial results presented herein.

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

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company has no outstanding warrants and options.

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





                (Remainder of this page left blank intentionally)


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2002, respectively, are as follows:

                                                                    Period from
                                                                   July 31, 2000
                                                                     (date of
                                                                    bankruptcy
                                     Six months      Six months     settlement)
                                       ended           ended          through
                                   June 30, 2002   June 30, 2001   June 30, 2002
                                   -------------   -------------   -------------
     Federal:
       Current                     $        --     $        --     $        --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
     State:
       Current                              --              --              --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------

     Totals                        $        --     $        --     $        --
                                   =============   =============   =============

As of June 30,  2002,  the  Company has a net  operating  loss  carryforward  of approximately  $16,400  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through June 30, 2001, respectively, are as follows:

                                                                                         Period from
                                                                                        July 31, 2000
                                                                                          (date of
                                                                                         bankruptcy
                                                         Six months      Six months      settlement)
                                                          ended            ended           through
                                                      June 30, 2002    June 30, 2001    June 30, 2002
                                                      -------------    -------------    -------------

Statutory rate applied to loss before income taxes    $      (4,785)   $        (375)   $      (5,590)
Increase (decrease) in income taxes resulting from:
   State income taxes                                          --               --               --
   Other, including reserve for deferred tax asset            4,785              375            5,590
                                                      -------------    -------------    -------------
     Income tax expense                               $        --      $        --      $        --
                                                      =============    =============    =============

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------
     Deferred tax assets
        From net operating loss carryforwards              $  5,590    $    690
        Less valuation allowance                             (5,590)       (690)
                                                           --------    --------

          Net Deferred Tax Asset                           $   --      $   --
                                                           ========    ========

During the six months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $4,785 and $375, respectively.

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

If we do not raise at least $750,000, we will probably have to revise our plan of operations or abandon our existing business plan completely. In which case, we may seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in our common stock. We can give no assurance, however, that we will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in our common stock. Further, if we are unable to consummate an acquisition or merger, our stockholders may lose their entire investment in our company.

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

We have incurred cumulative losses, principally related to the redomicile of the Company from Kansas to Delaware and other related accounting, auditing and professional services, of approximately $16,450. Accordingly, our financial results, from inception to June 30, 2002, are not meaningful as an indication of future operations.

Future expected significant costs related to our operation will be related to the acquisition, training, racing and maintenance of thoroughbred race horses.

(4)  Liquidity and Capital Resources

On February 1, 2002, we received $10,000 cash from our current majority stockholder, Ronald C. Morgan. These funds were generated through the sale of 10,000,000 shares of unregistered, restricted common stock sold pursuant to an exemption from registration under Section 4(2) of The Securities Act of 1933.

At June 30, 2002, we had approximately $68 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our existing business plan.

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

                                                             RCM Interests, Inc.


July   24  , 2002                                           /s/ Ronald C. Morgan
     ------                                                ---------------------
                                                                Ronald C. Morgan
                                                          Chairman, Director and
                                                         Chief Executive Officer