Form 10QSB
period 2002-09-30
RCM INTERESTS INC
filed 2002-10-31
CIK 1168251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


              For the quarterly period ended September 30, 2002

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

                                 (817) 496-4414
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 2002: 10,500,509
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                               RCM Interests, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          13


Part II - Other Information

  Item 1   Legal Proceedings                                                  15

  Item 2   Changes in Securities                                              15

  Item 3   Defaults Upon Senior Securities                                    15

  Item 4   Submission of Matters to a Vote of Security Holders                15

  Item 5   Other Information                                                  15

  Part 6 - Exhibits and Reports on Form 8-K                                   15


Signatures                                                                    15

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant
     to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002                16


Item 1 - Part 1 - Financial Statements

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                   2002             2001
                                                             -------------    -------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $          23    $        --
   Due from stockholder                                               --                478
                                                             -------------    -------------

     Total Assets                                            $          23    $         478
                                                             =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $       3,751    $        --
   Due to stockholder                                                  268             --
                                                             -------------    -------------

     Total Liabilities                                               4,019             --
                                                             -------------    -------------

Stockholders' Equity
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                      --               --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     10,500,509 and 500,509 shares issued and outstanding           10,501              501
   Additional paid-in capital                                        1,999            1,999
   Accumulated deficit                                             (16,496)          (2,022)
                                                             -------------    -------------

     Total Stockholders' Equity                                     (3,996)             478
                                                             -------------    -------------

     Total Liabilities and Stockholders' Equity              $          23    $         478
                                                             =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
          Nine and Three months ended September 30, 2002 and 2001 and
           Period from July 31, 2000 (date of bankruptcy settlement)
                           through September 30, 2002

                                                    (Unaudited)
                                                                                               Period from
                                                                                              March 11, 1999
                                                                                                 (date of
                            Nine months      Nine months     Three months     Three months       inception)
                               ended            ended            ended            ended           through
                           September 30,    September 30,    September 30,    September 30,    September 30,
                                 2002             2001             2002             2001             2002
                           -------------    -------------    -------------    -------------    -------------
Revenues                   $        --      $        --      $        --      $        --      $        --
                           -------------    -------------    -------------    -------------    -------------

Operating expenses
   Reorganization
     expenses                       --                273             --               --              1,336
   Registration fees                 484              310             --               --              1,029
   Professional fees               9,993              494             --                 (9)          10,484
   Other general and
     administrative
     expenses                      3,648               14               45             --              3,647
                           -------------    -------------    -------------    -------------    -------------
Total operating expenses          14,124            1,091               45               (9)         (16,496)
                           -------------    -------------    -------------    -------------    -------------

Loss from operations             (14,124)          (1,091)             (45)               9          (16,496)

Provision for
   income taxes                     --               --               --               --               --
                           -------------    -------------    -------------    -------------    -------------

Net Loss                         (14,124)          (1,091)             (45)               9          (16,496)

Other comprehensive
   income                           --               --               --               --               --
                           -------------    -------------    -------------    -------------    -------------

Comprehensive Loss         $     (14,124)   $      (1,091)   $         (45)   $           9    $     (16,496)
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

Weighted-average
   number of shares
   of common stock
   outstanding - basic
   and fully diluted           9,364,978          500,509       10,500,509          500,509        3,559,927
                           =============    =============    =============    =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                Nine months ended September 30, 2002 and 2001 and
            Period from July 31, 2000 (date of bankruptcy settlement)
                           through September 30, 2002

                                   (Unaudited)

                                                                                   Period from
                                                                                  July 31, 2000
                                                                                     (date of
                                                                                    bankruptcy
                                                  Nine months      Nine months      settlement)
                                                     ended            ended           through
                                                 September 30,    September 30,    September 30,
                                                       2002             2001             2002
                                                 -------------    -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                       $     (14,124)   $      (1,100)   $     (16,496)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Increase in Accounts payable - Trade              3,751             --              3,751
                                                 -------------    -------------    -------------

Net cash used in operating activities                  (10,373)          (1,100)         (12,745)
                                                 -------------    -------------    -------------


Cash Flows from Investing Activities                      --               --               --
                                                 -------------    -------------    -------------


Cash Flows from Financing Activities
   Cash received on sale of common stock                10,000             --             10,000
   Amounts advanced by majority stockholder                396            1,100            2,768
                                                 -------------    -------------    -------------

Net cash provided by financing activities               10,396            1,100           12,768
                                                 -------------    -------------    -------------

Increase in Cash                                            23             --                 23

Cash at beginning of period                               --               --               --
                                                 -------------    -------------    -------------

Cash at end of period                            $          23    $        --      $          23
                                                 =============    =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $        --      $        --      $        --
                                                 =============    =============    =============
     Income taxes paid during the period         $        --      $        --      $        --
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


Note B- Bankruptcy Action - Continued

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


Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Preparation of Financial Statements - Continued

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


Note D - Going Concern Uncertainty

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


Note D - Going Concern Uncertainty - Continued

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


Note E - Summary of Significant Accounting Policies

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


Note E - Summary of Significant Accounting Policies - Continued

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

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company has no outstanding warrants and options.


Note F - Capital Stock Transactions

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


Note F - Common Stock Transactions - Continued

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


Note G - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, respectively, are as follows:

                                                                    Period from
                                                                   July 31, 2000
                                                                     (date of
                                                                     bankruptcy
                                    Nine months     Nine months     settlement)
                                       ended           ended          through
                                   September 30,   September 30,   September 30,
                                         2002            2001            2002
                                   -------------   -------------   -------------
     Federal:
       Current                     $        --     $        --     $        --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------
     State:
       Current                              --              --              --
       Deferred                             --              --              --
                                   -------------   -------------   -------------
                                            --              --              --
                                   -------------   -------------   -------------

     Totals                        $        --     $        --     $        --
                                   =============   =============   =============

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $16,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)


                               RCM Interests, Inc.
                         (formerly KN Acquisition Corp.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2002 and 2001 and for the cumulative period from July 31, 2000 (date of bankruptcy settlement) through September 30, 2002, respectively, are as follows:

                                                                                         Period from
                                                                                        July 31, 2000
                                                                                          (date of
                                                                                         bankruptcy
                                                       Nine months      Nine months      settlement)
                                                          ended            ended           through
                                                      September 30,    September 30,    September 30,
                                                            2002             2001             2002
                                                      -------------    -------------    -------------
Statutory rate applied to loss before income taxes    $      (4,800)   $        (370)   $      (5,600)
Increase (decrease) in income taxes resulting from:
   State income taxes                                          --               --               --
   Other, including reserve for deferred tax asset            4,800              370            5,600
                                                      -------------    -------------    -------------
     Income tax expense                               $        --      $        --      $        --
                                                      =============    =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
Deferred tax assets
   From net operating loss carryforwards         $       5,600    $         690
   Less valuation allowance                             (5,600)            (690)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the nine months ended  September  30, 2002 and 2001,  the reserve for the
deferred  current  tax  asset  increased  by  approximately   $4,800  and  $375,
respectively.



                (Remainder of this page left blank intentionally)

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

We have incurred cumulative losses, principally related to the redomicile of the Company from Kansas to Delaware and other related accounting, auditing and professional services, of approximately $16,500. Accordingly, our financial results, from inception to September 30, 2002, are not meaningful as an indication of future operations.

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

At September 30, 2002, we had approximately $23 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our existing business plan.

We do not believe that we would need to add any additional employees during the next 12 months.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
        None

     Reports on Form 8-K
     -------------------
        None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             RCM Interests, Inc.


Dated: October 25, 2002                                  /s/ Ronald C. Morgan
       ----------------                              ---------------------------
                                                                Ronald C. Morgan
                                                             Chairman, Director,
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of RCM Interests, Inc. (RCM Interests or Company) on Form 10-QSB for the quarter ended September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, I, Ronald
C. Morgan, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   The Report referenced above has been read and reviewed by the undersigned.

2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3) The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

     I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

     Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of RCM Interests, Inc. as of and for the period ended September 30, 2002.

     In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

4) I acknowledge that the Company's Board of Directors and Management are responsible for establishing and maintaining disclosure controls and procedures for RCM Interests, Inc. These controls and systems are designed to ensure that material information is made known to the Board of Directors and Management of the Company, particularly during the period in which this periodic report is being prepared. The Company's Board of Directors and Management have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this periodic filing.

5) I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

     All significant weaknesses in the design or operation of internal accounting controls which could adversely affect RCM Interests' ability to record, process, summarize and report financial data have been identified by the Company's Board of Directors and/or Management have been reported to the Company's independent auditors. Additionally, any fraud, whether material or not to the financial statements of RCM Interests, that involves management or other employees who have a significant role in the issuer's internal accounting controls have also been reported to the Company's Board of Directors and/or Management and to the Company's independent auditors.

6) I have made the appropriate disclosures related to any significant changes to the Company's system of internal accounting controls or in other factors that could significantly affect our internal accounting control system or the financial reporting derived therefrom.

/s/ Ronald C. Morgan                                     Dated: October 25, 2002
--------------------                                            ----------------
Ronald C. Morgan
Chief Executive Officer and
Chief Financial Officer