Form 10KSB
period 2002-12-31
RCM INTERESTS INC
filed 2003-05-21
CIK 1168251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-49647

                             GRAPHCO HOLDINGS CORP.
                            F/K/A RCM INTERESTS, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               75-2926438
---------------------------------                       -----------------------
(State or Other Jurisdiction                            (I.R.S.Employer or
Incorporation of Organization)                            Identification No.)

                               41 UNIVERSITY DRIVE
                           NEWTON, PENNSYLVANIA, 18940
                                 (215) 497-9170
             ------------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                 YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year: $ 413,667

         The aggregate market value of stock held by non-affiliates as of May 19, 2003 was approximately $ 21,116,113.20(based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).



      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the Issuer has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                YES [ ] NO [ X ]


         As of December 31, 2002, there were 18,511,793 shares of the Issuer's common stock, par value $0.001, issued and outstanding of which 17,351,553 shares are in the name of our operating subsidiary, Graphco Technologies, Inc. and are intended to be distributed pro rata to the former shareholders of Graphco Technologies, Inc.

                                   FORM 10-KSB
                             GRAPHCO HOLDINGS CORP.
                                TABLE OF CONTENTS

                                                                                    PAGE
PART I

Item 1.   Description of Business....................................................4


Item 2.   Description of Properties..................................................7

Item 3.   Legal Proceedings..........................................................7

Item 4.   Submission of Matters to a Vote of Security Holders........................8

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......8

Item 6.   Management's Discussion and Analysis or Plan of Operations.................9

Item 7.   Financial Statements.......................................................13


Item 8.   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.........................................14


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act....................................15


Item 10.   Executive Compensation....................................................18


Item 11.   Security Ownership of Certain Beneficial Owners and Management............18

Item 12.   Certain Relationships and Related Transactions............................20

Item 13.  Exhibits and Reports on Form 8-K...........................................21

Item 14. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . .  .. . .21

Signatures

* Page F-1 follows the signature page.


                                     PART I

         All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements with respect to our current business strategy, our projected sources and uses of cash, and our expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following:

         o the unavailability of sufficient capital to finance our business plans on terms satisfactory to our competitive factors;
         o        competitive factors;
         o changes in labor, equipment and capital costs; changes in regulations affecting our business;
         o general business and economic conditions; and o other factors described from time to time in our reports filed with the Securities and Exchange Commission.


            We wish to caution readers not to place undue reliance on any forward-looking statements. These statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.



ITEM 1.  DESCRIPTION OF BUSINESS



OVERVIEW

         Our business is to produce state-of-the-art biometric security solutions for government, industry and home automation along with advanced information exchange and data management systems for government, law enforcement and corporate security. We have developed biometric software products for secure access, surveillance, and authentication, and an information exchange and data management software application, MODS, (Multi Organization Data Sharing) specifically designed for the law enforcement community and the corporate security industry.

         Biometrics, one of the most advanced tools available to security professionals, measures unique physical characteristics of individuals for authentication purposes. We believe that speaker recognition and facial recognition, our current offerings, are the most user friendly, cost effective and widely accepted biometrics available today. Our two biometric software products are VOICEPASS(R), speaker recognition, and FRA(TM), Facial Recognition

Application. We believe biometric software applications represent the new and next generation security products.

         Founded in September 1995, Graphco Technologies, Inc.("Graphco"), the predecessor of our operating subsidiary, initially provided engineering and consulting services to the semiconductor industry. Graphco developed an expert system, a knowledge management and training system, specifically for the semiconductor industry. In 1996, Graphco began development of speaker recognition biometric for secure access. In January 1998, Graphco focused on becoming a technology company continuing to develop its existing knowledge management system and voice biometric technology.

         During 1999 and 2000, our operating subsidiary Graphco continued technology and product development, and established product branding and markets for our technologies. Beginning in 2000, Graphco focused solely on developing and marketing biometric software products as well as law enforcement and corporate security data management software applications. During this period Graphco suspended development of our expert system technology.

         In 1999, Graphco licensed its expert system to OneCare, Inc., a software company that produces product support applications for manufacturing, in exchange for a 37 % equity interest. A partial list of OneCare's customers for its online SmartManuals(TM) is Electric Mobility, Corbin Motors, Caterpillar(R), Zapp World, Toro and Braun Lift.

         In 2000, Graphco acquired a 40% equity interest in Advanced Logic Systems, Inc., (advancedlogicsys.com), an Internet technology developer presently providing services to companies such as; Easter Seals NY, Sprint, Freddy Mac. In 2001, Advanced Logic Systems was part of a joint venture with Verizon and Lucent Technologies, among others, which was awarded a $1.4 Billion GSA contract for the implementation of a complex business exchange in Washington DC.

         In 2000, Graphco acquired our first facial biometric technology and first law enforcement data management software application from GTE. In addition, Graphco acquired from NASA's Jet Propulsion Laboratory and California Institute of Technology a unique technology called DIGITAL PERSONNEL a technology for synthesizing realistic video sequences of a person speaking, which makes it possible to create photo-realistic animated humans for e-commerce and e-support applications, and other applications. In 2002 Graphco licensed the technology to NGM Tec, Inc. (ngmtec.com), for $2,000,000 plus 3% royalty and $250,000 to complete development with JPL. Although, NGM Tec, Inc. paid $350,000 to us in 2002, it has failed to make all its payments and is in default of its obligations pursuant to such Agreement.


MERGER

         On November 21, 2002, we entered into a Merger Agreement with Graphco Technologies, Inc. and our wholly owned subsidiary RCM Interests, Inc. Acquisition Corp. The Merger Agreement can be accessed at www.sec.gov. as an attachment to our December 11, 2002 8-K filing.

         Upon the closing of the Merger on December 13, 2002, Graphco Technologies, Inc. merged with and into RCM Interests, Inc. Acquisition Corp., pursuant to the terms of the Merger Agreement. On January 15, 2003, RCM Interest, Inc. Acquisition Corp. filed an Amendment to its Certificate of Incorporation changing its name to Graphco Technologies, Inc. Upon the closing, all of the outstanding shares of Common Stock of Graphco issued and outstanding on the closing date, by virtue of the Merger and without any action on the part of the holders thereof, were automatically converted into 17,351,553 shares of our Common Stock of the which were issued to Graphco, which intends to distribute said shares to its Stockholders.

         In connection with the Merger Transaction, Graphco entered into a redemption transaction with Ronald C. Morgan, wherein Ronald C. Morgan cancelled, at the Closing, 9,562,269 shares of the RCMN's common stock which he owned. In consideration for his cancellation of these shares Graphco, agreed to pay to Ronald C. Morgan the sum of $150,000 of which $75,000 was paid at the closing and an additional $75,000 will be paid pursuant to a promissory note.

         On May 15, 2003, RCM Interest, Inc. changed its name to Graphco Holdings Corp.

         Ronald C. Morgan, our sole officer and director prior to the closing, resigned and was replaced by the officers and directors of Graphco.


INTELLECTUAL PROPERTY

         G-TEC(R)is our registered trademark.

         We are pursuing patent registration for VOICEPASS(R). We have two software copyrights in relation to EXPERTNET(TM) and one software copyright on VOICEPASS(R) . In addition, EXPERTNET(TM) and VOICEPASS(R) are registered trademarks owned by us.

         We hold a license to one pending patent on THE BASTILLE(R) security model from Verizon Corporation (successor to GTE Corp.). In addition, The BASTILLE(R), INTRAPOL(TM) and FACETRAC(TM) are registered trademarks owned by our company.

         We retain from NGM-Tec a limited license on two patents on the DIGITAL PERSONNEL algorithm.

         We also have technologies and know-how that are protected as trade secrets, rather than as patents or copyrights. These technologies are utilized in connection with FRA(TM) and MODS.


EMPLOYEES

         As of the date of this Report, we employed a total of six employees. Five of our employees work at our Newton, PA office and one employee works from his home office.

         As of the date of this Report, we have only partially paid certain of our employees, since September 1, 2001. We do not maintain "key man" insurance on the life of any of our employees.



PUBLIC INFORMATION

         We electronically file with the Securities and Exchange Commission (the "SEC") all of our reports, including, but not limited to, our annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to us on it's web site, http://www.sec.gov. Additional information on us may be obtained by contacting us at our executive offices.



ITEM 2. PROPERTIES

         Our principal office is located at 41 University Drive, Suite 205, Newtown, Pennsylvania 18940 where we lease approximately 6,800 sq. ft. Our lease expires in July 2004. We believe our current space is adequate for the foreseeable future. The Newtown office consists of development, operating, marketing and administration staff. We currently sublet approximately 935 sq. ft of our office space to NGM Tec, Inc.



ITEM 3. LEGAL PROCEEDINGS

      Set forth below is a description of material pending litigation to which we are a party:

         Angela Chen Sabella, one of our stockholders, has obtained a judgment against Graphco Technologies, Inc. in the Supreme Court of the State of New York, County of New York in the sum of $1,376,434.33, plus any applicable interest since the date of the Judgment. Ms. Sabella has not taken any recent actions to enforce this Judgment. We are currently negotiating an agreement with Ms. Sabella to forebear from levying upon our assets.

         There are several other lawsuits against us that may have a material impact on our consolidated results of operations or financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Certain of our stockholders owning more than fifty percent (50%) of our total voting shares, have given their written consent to amend the Certificate of Incorporation to change the name our from RCM Interests, Inc. to Graphco Holdings Corp. or a similar name approved by the Board of Directors. The Amendment to our Certificate of Incorporation, changing our name to Graphco Holdings Corp., was filed with the Department of State of Delaware and became effective on May 15, 2003.

         No other matters were submitted to a vote of our stockholders as of the date hereof.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

         Our common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation on the NASD Over the Counter Bulletin Board. Our Common Stock commenced quotation on the NASD Over the Counter Bulletin Board in the fourth quarter of the fiscal year ended December 31, 2002. Our trading symbol is GHCPE.OB. The following table sets forth the high and low bid quotation (as reported by the OTC Bulletin Board) for the Common Stock for the fourth quarter of the fiscal year ended December 31, 2002:

                                                     High      Low
         Fiscal Year Ended December 31, 2002

                  Fourth Quarter                     $3.15     $.05

         (b) Holders

         As of May 19, 2003 there were approximately 700 holders of record of our common stock. The number of holders does not include stockholders who are holding our Common Stock through nominees or in street name.


          (c) Dividends

         We have not paid any cash dividends on our Common Stock. We presently intend to retain future earnings, if any, to finance future investments and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, investment plans, financial condition and other relevant factors.


         (d) Recent Sales of Unregistered Securities

         In 2002, we commenced an offering of up to 5,000,000 shares of Series B Convertible Preferred Stock of Graphco Technologies, Inc. at a price of $2.00 per Share. On January 1, 2003, the price per share was reduced to $1.00. The investors in the offering shall have the right to convert their shares at a rate of one (1) share of common stock for every Share of Series B Convertible Preferred Stock converted. As of the date hereof we have sold an aggregate of $534,500.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.


         Overview



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:
       The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



Years ended December 31, 2002 as compared to December 31, 2001 and from the period January 1, 1998 ( date of inception) to December 31, 2002.

The Company generated revenues of approximately $414,000, $746,000 and $1,532,000 for the years ended December 31, 2002, 2001 and from the period January 1, 1998 ( date of inception to December 31, 2002, respectively.

Selling general and administrative expenses for the years ended December 31, 2002, 2001 and the period from January 1, 1998 ( date of inception) to
December 31, 2002   were approximately $4,116,000 $4,085,000 and $13,504,000
respectively. Selling general and administrative expenses consists of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment and (iv) rent expense.

Research and development expenses for the years ended December 31, 2002, 2001 and the period from January 1, 1998 ( date of inception) to December 31, 2002 were approximately $394,000, $841,000 and $4,735,000, respectively. Research and development expenses primarily consists of payroll.

Net loss from operations for the years ended December 31, 2002, 2001 and the period from January 1, 1998 ( date of inception) to December 31, 2002 were approximately $4,106,000, $4,707,000 and $17,419,000, respectively


Interest expense for the years ended December 31, 2002 and 2001 and from the period from January 1, 1998 ( date of inception) to December 31, 2002, was approximately $1,888,000, $1,603,000 and $3,491,000, respectively. Interest expense primarily consists of amortization relating to debt, which is a non-cash charge.





Net loss for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 ( date of inception) to December 31, 2002, was approximately $5,972,000, $6,293,000 and $21,653,000, respectively. The reason for the net losses is explained above.

Liquidity and Capital Resources:

Graphco Holdings Corp. consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative loss of approximately $22,522,000 through December 31, 2002 and had a working capital deficiency of approximately $6,175,000 and a stockholders deficiency of $6,003,000. It also had convertible notes payable with principal balances of approximately $2,574,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the year ending December 31, 2003. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures , obtain additional debt or equity financing, obtain agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease December 31, 2003. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

During 2001, the Company sold 120,000 shares of common stock through a private placement and received proceeds of $300,000.

During 2001, the Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement and received gross proceeds of $2,620,000. The Company recorded discounts for the fair value of the warrants and beneficial conversions rights issued with these notes totaling approximately $2,338,000 of which approximately $611,000 and $725,000 were amortized to interest expense in 2002 and 2001, respectively. The notes bear interest at annual rates ranging from 8% to 12%. At December 31, 2002, the principal balance and the interest on the notes had been scheduled to be paid, based on the original provisions in the related loan agreements at various dates through September 30, 2002.

During 2002, the Company sold 469,000 shares of Series B preferred stock through a private placement and received net proceeds of $382,760.
..

FOR  THE YEARS ENDED DECEMBER 31, 2002 AND 2001:

Year ended December 31, 2002

For the year ended December 31, 2002, we utilized cash from operations of approximately $634,000. This was attributable to the following; (1) a net loss of approximately $5,972,000, which was offset by, (2) depreciation and amortization expense of approximately $546,000,(3) write-off of impaired property and equipment of approximately $151,000, (4) note payable issued for services $129,000, (5) common stock issued for services of approximately $250,000, (6) charges relating to options and warrants issued to employees and directors totaling $886,000, (7) amortization of unearned compensation totaling $465,000, (8) amortization of deferred loan costs and debt discount totaling $1,369,000 and (9) increase in accounts payable and accrued expenses totaling $1,472,000.

We generated cash from investing activities of approximately $223,000. This was attributable to the repayments of advances from stockholders.

We generated cash from financing activities of approximately $335,000. This was attributable to the following; (1) net proceeds received from the sale of Series B preferred stock totaling $383,000, (2) exercise of warrants for $28,000 and
(3) a $75,000 payment to a former stockholder relating to the reverse acquisition.


YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2001, we utilized cash from operations of approximately $2,911,000. This was attributable to the following; (1) a net loss of approximately $6,293,000, which was offset by, (2) depreciation and amortization expense of approximately $565,000,(3) write-off of impaired property and equipment of approximately $64,000, (4) charges relating to options and warrants issued to employees and directors totaling $171,000, (5) amortization of unearned compensation totaling $183,000, (6) amortization of deferred loan costs totaling $1,198,000 and (7) increase in accounts payable and accrued expenses totaling $914,000.

We generated cash from investing activities of approximately $34,000. This was attributable to the following; (1) proceeds from maturities of marketable securities of $55,000 and (2) payments for purchases of property and equipment of $21,000.

We generated cash from financing activities of approximately $2,567,000. This was attributable to the following; (1) net proceeds received from the sale of common stock totaling $300,000, (2) proceeds from the sales of convertible notes and warrants totaling $2,620,000, (3) repayment of convertible notes payable totaling $120,000 and (4) payments for and warrants issued relating to the issuance of the convertible notes totaling $212,000.

DESCRIPTION OF BUSINESS

         We were incorporated under the laws of Delaware in October 2000. The following discussion and disclosure represents our intended business plan and our intent with respect to the future operations of our business.


PROPOSED BUSINESS

         In order to be a leader in biometric authentication, access control, surveillance, and secure information management technologies and solutions, we are committed to deploying human and capital resources to research and development.

         We intend to continue to maintain a robust and focused research and development pipeline capable of generating products and technologies that enhance our product portfolio. In addition, to satisfy short-term or non-core development needs as they arise, we maintain a network of capable outsourcing providers.

         We intend to enhance our core technologies and revenue through an aggressive acquisitions program which will allow Graphco to increase market position, minimize the need for licensing of various tools, provide customer support through already establish channels and become a self sustaining turn key solution provider. We plan to continue to maintain relationships with leading academic research centers or national laboratories for technology licensing and research outsourcing, as well as with technology transfer companies. U-TEK, for example, was the technology transfer intermediary for the DIGITAL PERSONNEL acquisition. We are limited by available funds and may not be able to raise enough capital to fund our operations.

         We will continue to foster relationships with companies possessing complementary technologies and competencies, such as Raytheon for IT development and deployment, Level (3) Communications for high-speed communications, Aether Systems and Packet Video for mobile (wireless) application integration. We intend to continue to maintain strategic partnerships with core facial recognition engine developers such as Visionics, Viisage, and AcSys Biometrics.

         We are developing, or outsourcing to our strategic partners the development of post-sale support tools such as user documentation, training packages for end-users and channel partners, installation manuals and maintenance tools.

         It is our intention to provide technology and software applications to our customers rather than act as integrator or a manufacturer of security devices. We intend to generate revenue though software licenses (presently on an average of $106,000 per month from existing contracts) and royalties, and realize recurring revenue through annual licensing, software support and maintenance agreements.

         We intend to continue to launch our products to their targeted markets. We focused VOICEPASS(R) and FRA(TM) introduction to the industrial security, government and luxury real estate markets, and have begun to build a backlog of orders. In the year 2001 and 2002 we received revenues from our VOICEPASS(R) and FRA(TM) product liNES installed at West Valley Utah Police Dept, Penn's Grant, Level (3), Federated Stores, ADT, TEVA, PF Labs, Dominion Power and Italian DoD.

         We plan to begin deploying our MODS product to customers in the third quarter of 2003. We intend to be the first to market a product like MODS, a full featured, secured, collaborative case management system for local, state, national, and international law enforcement agencies.

         Our plan is to utilize strategic partners to distribute, install and provide life cycle support for our products. We believe that an aggressive strategy to grow our revenue is to augment growth with strategic partners to distribute our technology and software applications to end-users. Strategic partners are OEM's, integrators, distributors, value added re-sellers (VARS), and security product manufacturers.

         We intend to expand our strategic partnerships in order to provide distribution in existing and new markets. Our current strategic partners include ADT, Raytheon Corporation, Level (3) Communications Inc., Informix Software Ltd. (IBM-UK), EDS Ltd. (UK), Phambili LLC(South Africa), Chun Shin Electronics, Inc., NGM Tec, Inc., Advanced Technology Corporation (ATC), Advanced Communication Technologies (ACT) and PSComm. We have and will continue to establish relationships with government agencies, corporate leaders and law enforcement.



PROPOSED TARGETED CUSTOMER BASE


         Our product can be applied in various customer markets for two primary applications: controlled access and surveillance. We have chosen to concentrate our controlled access product development and marketing in two major markets: real estate (both commercial and consumer) and corporate security, and for surveillance three major markets: real estate, retail and commercial/public large venue. Both the surveillance and controlled access applications are pertinent to an entirely new venue, airports.

         In the wake of the devastating terrorist attacks in New York City and Washington, D.C. on September 11, 2001, we believe that the demand for biometric identification and surveillance products from law enforcement agencies throughout the United States will significantly increase. This increased potential demand is enhanced due to the spread and increased risks of terrorism, organized crime, drug trafficking, traditional crime as well as white-collar and "net-based" crime such as e-commerce fraud.

         The Tampa Police Department, FBI and other various governmental agencies deployed our facial recognition technology at the 2001 National Football League Championship football game held at Raymond James Stadium in Tampa, Fl. In 2002, the West Valley, UT police department deployed our facial recognition technology at the West Valley E-Center, the site of the Olympic ice hockey games. These high, visibility pilot projects have generated significant interest from managers of large venue complexes across the country and have offered us a means of rapidly expanding our market penetration.




SALES AND MARKETING STRATEGY

         We currently sell directly to end-users. In order to grow revenue more aggressively, our emphasis will be on selling directly to OEMs, system integrators and companies with whom we have a strategic business relationship. Additionally, we intend to develop relationships with strategic partners who can provide access to customers in specific market segments.

Direct Sales

         Our direct sales person is responsible for developing business opportunities in particular markets, which have substantial and immediate uses for our solutions and is responsible for new business development, account retention and growth, and developing and managing relations with strategic partners and companies.

Indirect Sales

         We plan to rely upon channel partners to reach a greater number of potential customers than utilizing a direct sales and marketing approach. We plan to strengthen our market reach with a solid commitment to these relationships and with investment in the appropriate in-house channel and alliance management personnel. Central to our sales strategy is leveraging and expanding our relationships with companies, which provide us with indirect sales opportunities. Currently, our channel partners include Chun Shin (Korea), Informix/IBM (UK, EU, ME, and South Africa), Veltek International, EDS, and NGM-TEC, Inc.

Marketing

         Our marketing strategy emphasizes focus. As a small company addressing large segments and customers, we must focus on specific products for specific market segments. More specifically, we must identify and partner with companies who have established credibility in our target segments and who can integrate and deliver "whole products" or solutions to the end user.

         We focus on the kind of product quality that produces superior reference accounts that can generate additional sales. We must always have a relatively heavy support component to our market segments because these referrals and "word-of-mouth" testimonials are critical to our continued success.

         We have deployed our products to high profile venues, including the 2001 National Football League championship game at Raymond James Stadium in Tampa, FL and the E-center in Salt Lake City, Utah, the hockey arena for the Olympic Games,





ITEM 7.  FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

         Set forth is a list of our consolidated financial statements being furnished in this Annual Report on Form 10-KSB pursuant to the instructions to
Item 7. The financial statements as of and for the periods ending December 31, 2002 and 2001 are included following the signature pages of this report.




                          INDEX TO FINANCIAL STATEMENTS

Financial Statement                                          Location*

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)




                                    I N D E X


                                                                                          PAGE

ITEM 7.  FINANCIAL STATEMENTS:

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

               CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001                                             F-3

               CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                   F-4

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                F-5 - F-7

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                F-8 - F-9

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-10 - F-24

                                      * * *


* Page F-1 follows the signature page to this Annual Report on Form 10-K.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 10, 2003, we engaged J.H. Cohn, LLP ("J.H. Cohn") as our new independent accountants replacing our former principal accountants, S.W. Hatfield, CPA, ("S. W. Hatfield").

          S. W. Hatfield's report on the Registrant's financial statements for the past two years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that S. W. Hatfield's Independent Auditor's Report dated February 6, 2002, concluded that substantial doubts were raised about the Registrant's ability to continue as a going concern as a result of certain conditions with respect to the Registrant's having no viable operations or significant assets and that it may become dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.

         During our two most recent fiscal years (ended December 31, 2001 and 2000) and from December 31, 2001 to the date of this Report, we had no disagreement with S. W. Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent fiscal years (ended December 31, 2001 and 2000) and from December 31, 2001 to the date of this Report.

         During the Registrant's two most recent fiscal years and the interim period prior to its agreement to engage J.H. Cohn as the Registrant's principal accountants, neither the Registrant nor anyone on its behalf has consulted with J.H. Cohn on either (i) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit report that might be rendered on the Registrant's financial statements or (iii) any matter that was either the subject of a disagreement, as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event as such term is defined in Item 304(a)(1)(v)of Regulation S-K.




                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT


         The following table and biographical outline sets forth our directors and executive officers and a brief account of the business experience of such director/executive officer for the past five years.

Name                               Age             Position

Cristian Ivanescu                   48             President, CEO, Chairman &
                                                   Director

Edward Kramer                       52             Secretary & Director

Ronald Stone                        67             Director

Ross Glatzer                        56             Director

Ulf Lindgren                        48             Director

Rodger Wichterman                   62             Chief Financial Officer

CRISTIAN IVANESCU, age 48, serves as our Chairman, President, CEO and a Director. Mr. Ivanescu is the Founder of the predecessor of our operating subsidiary, and has served as its Chairman and Director since inception. Mr. Ivanescu has over 16 years of hands-on professional and managerial experience in the semiconductor industry and international trade with companies such as Thermco Systems, Inc. and Silicon Systems, Inc. Mr. Ivanescu holds a BSEE Degree in High Frequency Design and a BSME Degree from the UCMMB and Polytechnic Institute of Bucharest. He has earned credits in International Law and Trade Legislation as well as numerous software and technical certifications. Mr. Ivanescu has earned Intel's Best Ten Vendors award, the President's Award at Silicon Systems (6 patents within 6 months), and the Best Customer Support Award at Thermco. He holds a number of technical patents.

EDWARD C. KRAMER, age 52, serves as Secretary and Director commencing in and has been a Director since December 2002. Mr. Kramer previously served in the same capacities to Grapcho Technologies, our operating subsidiary. Mr. Kramer practices law in New York City. He received his law degree from the Columbia University School of Law (J.D. 1976), and his undergraduate degree from the University of Pennsylvania, earning an Honors Major in Russian History (B.A. cum laude, 1973). Mr. Kramer began his legal career as an associate of the firm of Werner, Kennedy & French and its successor, Cabell, Kennedy & French. Mr. Kramer is admitted to the following Bars: New York State, United States District Court for the Eastern District of New York, United States District Court for the Southern District of New York, United States Court of Appeals - Second Circuit and the United States Supreme Court. He has served as a Member of the Panel of Commercial Arbitrators of the American Arbitration Association, and has represented public corporations, multi-nationals, and private enterprises, with emphasis in the electronics, communications and technical fields.

RONALD STONE, age 67, serves as a Director commencing in December 2002. Until September 2002, Mr. Stone served as the President and Chief Operating Officer of our operating subsidiary, Graphco Technologies, Inc. at which time he retired. Mr. Stone's renders consulting services OneCare, Inc. Mr. Stone is the President of Ronald Stone & Associates; President of Data Equipment and Systems Division Corporation, a subsidiary of ITT Corporation (wire and wireless communications); President and Chief Executive Officer of Ring Group, Scanvest-Ring, Norway; and President, and Chief Executive Officer of Executone Canada. Mr. Stone served on the Board of Directors of ITT SRT (Sweden), ITT-DESD (US), Scanvest Ring (Norway) and Daterace (US).

ROSS GLATZER, age 56, serves as a Director commencing in December 2002. Mr. Glatzer has served as a Director of our operating subsidiary, Graphco Technologies, Inc. since May 1998. Mr. Glatzer was President and CEO of Prodigy Services Company the industry's first web browser and led Prodigy to profitability. Following his successful tenure at Prodigy, Mr. Glatzer was named President and Chief Executive Officer of International Commerce Exchange Systems ("ICES"), a start-up venture in technology-based, business-to-business, and electronic commerce services. Mr. Glatzer helped establish ICES as a global competitor in the field of electronic commerce. Mr. Glatzer is Chairman, CEO, and co-founder of OneCare, Inc., a software and services web-based product-support company. Mr. Glatzer has also served on the Board of Directors of Prodigy, ICES and NetLive.

ULF LINDGREN, age 48, serves as a Director commencing in December 2002. Mr. Lindgren served as a Director of our operating subsidiary, Graphco Technologies, Inc. since March 1999. Mr. Lindgren founded the consulting firm Nordic Management; established and managed the Bain & Company, International, Inc. ("Bain") Scandinavian operations as Director; and is currently a strategic advisor to multinational companies concerning cross-boarder mergers and acquisitions transactions, growth strategies, and company/industry restructuring. Involved in the launching of a number of venture capital and new industrial business initiatives, Mr. Lindgren is co-founder and serves as Chairman and Chief Executive Officer of Net Insight AB, a networking equipment group; ReachIn Technologies, a multi-sensory interactive software provider; and other companies that focus on advertising and imaging technology. Mr. Lindgren has been a visiting lecturer at INSEAD, the Centre des Etudes Industrielles
(CEI) in Switzerland, and IFL in Scandinavia/Belgium. Mr. Lindgren received his Ph.D. in International Management from the Stockholm School of Economics and a Masters of Law from the University of Stockholm.

RODGER C. WICHTERMAN, age 62, serves as our Chief Financial Officer commencing in December 2002. Mr. Wichterman served in the same capacity to our operating subsidiary, Graphco Technologies, Inc. since September 2002. Mr. Wichterman is a graduate of Lehigh University with a BS degree in Accounting, began his career with Price Waterhouse (now PricewaterhouseCoopers) as a CPA with eight years on the audit staff. He then joined a one of his PW clients, a high-tech, venture capital funded electronics company as Controller. In the 1970s and `80s he worked at IU International, a multi-billion dollar NYSE conglomerate. Initially, Rodger was on the IU Corporate staff in a variety of financial positions, and later, for 12 years, served as CFO and Treasurer of two of their technology start-up ventures. While at IU and the operating companies, Rodger was deeply involved in all phases of corporate development, acquisitions, contract negotiations, SEC reporting and treasury functions, in addition to operational and strategic planning. Twice while CFO attempts were made to spin-off the subsidiaries and take them public, including complete SEC Registrations, however, market conditions prevented these from being completed. Rodger has also been the CFO of a venture funded truck rental and leasing company and, most recently, has run his own corporate consulting business.


INVOLVEMENT IN LEGAL PROCEEDINGS

         We are not aware that any of our officers and directors were or have been involved in any legal proceedings.

COMPLIANCE WITH 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         To our knowledge, based solely on a review of such materials as are available from the SEC, no officer, director, or beneficial holder of more than ten (10%) percent of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2001.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the named executive officers for each of the registrant's last three fiscal years:


                  Annual Compensation                                        Long Term Compensation

Name and Principal                                          Other annual      Securities            All other
Position                      Year        Salary   Bonus    compensation      Underlying options
Compensation


Cristian Ivanescu          2001-2003         --     ---         ---               ----                ----
Chairman, President,
Chief Executive Officer




         The annual compensation of our Chairman, President and Chief Executive Officer, Cristian Ivanescu for the year 2003 is $183,600. However, to date Mr. Ivanescu has not received any of the foregoing compensation.







ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to us as of the date of this Statement, with respect to beneficial ownership of: (i) each person who is known by us to be the beneficial owner of more than five (5%) percent of our outstanding Common Stock; (ii) each of our directors and executive officers; and (iii) all officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.


--------------------------------------- -------------------------------------------- ------------------------------


                                                         Amount of                               Percentage
                                                        Beneficial                              of Beneficial
               Name(1) Ownership Ownership (2)
--------------------------------------- -------------------------------------------- ------------------------------
Cristian Ivanescu                                      4,715,977(3)                             21.464%
--------------------------------------- -------------------------------------------- ------------------------------
Ruth Ivanescu (4)                                        1,500,000                              6.827%
--------------------------------------- -------------------------------------------- ------------------------------
The Chloe Ivanescu Trust                                 1,416,573                              6.447%
--------------------------------------- -------------------------------------------- ------------------------------
CRCI Solebury LP(5)                                      1,000,000                              4.551%
--------------------------------------- -------------------------------------------- ------------------------------
Edward Kramer                                           743,114(6)                              3.382%
--------------------------------------- -------------------------------------------- ------------------------------
Ross Glatzer                                            370,000(7)                              1.684%
--------------------------------------- -------------------------------------------- ------------------------------
Ronald Stone                                          1,625,000(8)                              7.396%
--------------------------------------- -------------------------------------------- ------------------------------
Ulf Lindgren                                            938,737(9)                              4.272%
--------------------------------------- -------------------------------------------- ------------------------------
Rodger Wichterman                                       256,500(10)                             1.167%
--------------------------------------- -------------------------------------------- ------------------------------
All directors and executive officers
as a group                                         2,575,901
(6 persons)                                                                                  57.239%
--------------------------------------- -------------------------------------------- ------------------------------

(1) Unless otherwise stated, the address of our directors and executive officers is c/o Graphco Holdings Corp, Inc. 41 University Drive, Newton, PA 18940.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60-day period, have been exercised.

(3) Includes 400,000 warrants which expire on December 7, 2010 and are exercisable at a price of $2.50.

(4) Ms. Ruth Ivanescu and Mr. Cristian Ivanescu are husband and wife. Mr. Ivanescu does not claim beneficial ownership of any shares held by Ms. Ivanescu.

(5) Mr. Cristian Ivanescu is the General Partner of CRCI Solebury LP. His wife, Ms. Ruth Ivanescu, holds 99.98% of the limited partnership's interest as custodian for the benefit of their daughter pursuant to the Uniform Gifts to Minors Act. Mr. Ivanescu and Ms. Ivanescu each hold .01% individually.

(6) Includes stocks and various warrants, including 25,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33; and 250,000 options which expire on December 31, 2007 and are exercisable at a price of $.001.

(7) Represents 50,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33.

(8) Represents 150,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33.

(9) Represents 25,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33.

(10) Represents 31,000 warrants which expire on December 1, 2007 and are exercisable at a price of $.60.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Graphco Technologies has entered into an Agreement dated June 7, 2002 with NGM Tec, Inc. and Graphco -DPI Holding Company, pursuant to which Graphco-DPI Holding Company, sold the rights acquired to the Digital Personnel technology, by its sole Shareholder, Graphco Technologies, Inc., pursuant to a certain license to the Digital Personnel Technology which it acquired pursuant to a certain license agreement by and between California Institute of Technology and Digital Personnel, Inc. Pursuant to the terms of said agreement, NGM Tec, Inc. is in default. Cristian Ivanescu, our President, CEO and Chairman, and Edward T. Kramer, our Secretary and a Director are also Directors of NGM Tec, Inc., but abstain from voting on any matters involving NGM-Tec, Inc.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements and supplementary financial information are filed as part of this Annual Report on Form 10-K:

      There are no financial statement schedules either applicable or required to be filed by us in this Annual Report on Form 10-K pursuant to the instructions to Item 14 of Form 10-K.


(b) The following Reports on Form 8-K have been filed since our last 10-Q:

         (i) March 17, 2003 - with respect to the engagement of JM Cohn LLP as our new Independent Accountants and The replacement of S.W. Hatfield, CPA as our Independent Accountants.

         (ii) December 30, 2002- with respect to the closing pursuant to the Merger Agreement with Graphco Technologies, Inc. and our wholly owned subsidiary RCM Interests, Inc. Acquisition Corp.
         (iii) December 11, 2002 - with respect to entering into the Merger Agreement with Graphco Technologies, Inc. and our wholly owned subsidiary RCM Interests, Inc. Acquisition Corp.

(c) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

         Exhibit Number             Description
         --------------             -----------
         Exhibit 2.1                Merger Agreement by and among RCM Interests,
                                    Inc., RCM Interests, Inc. Acquisition Corp., and Graphco Technologies, Inc. (Schedules and exhibits omitted) incorporated by reference to Form 8-K (previously filed with the Commission on December 11, 2002.

ITEM 14.  CONTROLS AND PROCEDURES
- ---------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2003
                                                 Graphco Holdings Corp.

                                                 By: /s/ Cristian Ivanescu
                                                    ---------------------------
                                                          Cristian Ivanescu
                                                          President, Chief
                                                          Executive Officer &
                                                          Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Name                          Title                              Date
  ----                          -----                              ----



/s/                        President, Chief Executive         May 21, 2003
-------------------
Cristian Ivanescu          Officer, Chairman & Director


/s/                        Secretary & Director               May 21, 2003
----------------------
Edward Kramer

/s/                        Director                           May 21, 2003
----------------------
Ross Glatzer


/s/                        Director                           May 21, 2003
----------------------
Ronald Stone


/s/                        Director                           May 21, 2003
----------------------
Ulf Lindgren

 Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act
                                     Filings

         I,  Cristian Ivanescu,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Graphco Holdings Corp.

2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


                                               /s/ Christian Ivanescu
                                               ------------------------
                                               Cristian Ivanescu

Date:  May 21, 2003



Sworn to  before  me  this
1st  day  of  May  2003


/s/ Loraine Bruno
-----------------------------------
Notary  Public

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)




                                    I N D E X


                                                                                          PAGE

ITEM 7.  FINANCIAL STATEMENTS:

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

               CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001                                             F-3

               CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                   F-4

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                F-5 - F-7

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                                F-8 - F-9

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-10 - F-24



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Graphco Holdings Corp.


We have audited the accompanying consolidated balance sheets of GRAPHCO HOLDINGS CORP. (formerly RCM Interests, Inc.) AND SUBSIDIARIES (A Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period from January 1, 2001 to December 31, 2002 with respect to the cumulative amounts presented for the period from January 1, 1998 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Graphco Holdings Corp. and Subsidiaries as of December 31, 2002 and 2001, and their results of operations and cash flows for the years then ended and for the period from January 1, 2001 to December 31, 2002 with respect to the cumulative amounts presented for the period from January 1, 1998 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company's operations have generated recurring losses, and it had working capital and stockholders' deficiencies as of December 31, 2002. In addition, the Company had defaulted on the repayment of all of its convertible notes as of December 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                                J.H. Cohn LLP
Roseland, New Jersey
January 31, 2003

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                       ASSETS                                                   2002               2001
                                       ------                                              -------------       ------------
Current assets:
     Cash                                                                                  $         955       $     76,299
     Accounts receivable                                                                           1,808             41,000
     Prepaid expenses                                                                             65,708             83,029
                                                                                           -------------       ------------
                  Total current assets                                                            68,471            200,328
Property and equipment, net of accumulated depreciation
     and amortization of $247,820 and $947,154                                                   149,101            846,173
Investments, at equity                                                                                 -                  -
Advances to stockholder                                                                                -            223,864
Deferred loan costs, net of accumulated amortization of $178,639
     in 2001                                                                                           -            229,816
Other assets                                                                                      22,432             51,860
                                                                                           -------------       ------------

                  Totals                                                                   $     240,004       $  1,552,041
                                                                                           =============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

Current liabilities:
     Convertible notes payable, net of debt discount of
         $1,140,693 in 2001                                                                 $  2,574,908       $  1,434,215
     Accounts payable and other accrued expenses                                               3,465,059          1,988,246
     Other notes payable                                                                         204,000
                                                                                            ------------       ------------
                  Total liabilities                                                            6,243,967          3,422,461
                                                                                            ------------       ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized:
         Series A convertible preferred stock; 333,333 shares
              authorized; 225,029 shares issued and outstanding
              (aggregate liquidation preference - $3,495,563)                                  3,265,383          3,265,383
         Series B convertible preferred stock, no par value;
              4,500,000 shares authorized; 469,000 shares issued
              and outstanding (aggregate liquidation preference
              $938,000)                                                                          415,760
         Subscription receivable for 53,000 shares of Series B
              convertible preferred stock                                                        (53,000)
     Common stock, par value $.001 per share; 40,000,000
         shares authorized; 18,511,793 and 17,323,553 shares
         issued and outstanding                                                                   18,512             17,323
     Additional paid-in capital                                                               13,200,637         12,985,021
     Unearned compensation                                                                      (328,891)        (1,587,887)
     Accumulated deficit, including $21,702,232 and $15,730,128
         accumulated in the development stage                                                (22,522,364)       (16,550,260)
                                                                                            ------------       ------------
                  Total stockholders' deficiency                                              (6,003,963)        (1,870,420)
                                                                                            ------------       ------------

                  Totals                                                                   $     240,004       $  1,552,041
                                                                                           =============       ============

                See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002


                                                       2002            2001         Cumulative
                                                   ------------    ------------    ------------

Revenues                                           $    413,667    $    746,367    $  1,532,975
Cost of revenues                                          9,065         527,216         713,002
                                                   ------------    ------------    ------------

Gross profit                                            404,602         219,151         819,973
                                                   ------------    ------------    ------------

Operating expenses:
     Selling, general and administrative              4,116,541       4,085,015      13,503,875
     Research and development                           393,834         841,379       4,735,213
                                                   ------------    ------------    ------------
              Totals                                  4,510,375       4,926,394      18,239,088
                                                   ------------    ------------    ------------

Loss from operations                                 (4,105,773)     (4,707,243)    (17,419,115)
                                                   ------------    ------------    ------------

Other income (expense):
     Interest income                                                     17,712         184,354
     Interest expense, including amortization of
         deferred loan fees and debt discount of
         $1,370,509, $1,436,775 and $2,807,284       (1,888,208)     (1,603,092)     (3,491,300)
     Loss from equity investees                                                        (949,420)
     Other                                               21,877                          21,877
                                                   ------------    ------------    ------------
              Totals                                 (1,866,331)     (1,585,380)     (4,234,489)
                                                   ------------    ------------    ------------

Net loss                                             (5,972,104)     (6,292,623)    (21,653,604)

Dividends declared on Series A convertible
     preferred stock                                                     48,628          48,628
                                                   ------------    ------------    ------------

Loss attributable to common stockholders           $ (5,972,104)   $ (6,341,251)   $(21,702,232)
                                                   ============    ============    ============


Basic loss per common share                        $       (.34)   $       (.37)
                                                   ============    ============


Basic weighted average number of common
     shares outstanding                              17,426,590      17,283,772
                                                   ============    ============


                See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                         Series A Convertible
                                          Preferred Stock         Common Stock
                                      ---------------------- ----------------------
                                                                                     Additional
                                        Number of            Number of                Paid-in     Accumulated
                                         Shares      Amount    Shares      Amount      Capital       Deficit        Total
                                      ------------  -------- ----------- ---------- -------------- ------------ --------------
Balance, January 1, 1998                1,000,000             3,721,695  $   3,722    $ 418,750    $ (820,132)   $  (397,660)

2.68975-for-1 stock split                                     6,282,378      6,282       (6,282)

Stock issued for services                                       360,000        360         (360)

Detachable warrants issued in
   connection with bridge financing                                                      86,064                       86,064

Retirement of preferred shares         (1,000,000)

Net loss                                                                                             (742,295)      (742,295)
                                      ------------           ----------- ---------- -------------- ------------ --------------

Balance, December 31, 1998                      -            10,364,073     10,364      498,172    (1,562,427)    (1,053,891)

Stock issued in connection with
   private placement                                          5,881,054      5,881    6,389,287                    6,395,168

Stock issued in connection with
   acquisition                                                   23,810         24       31,644                       31,668

Stock exchanged for the retirement of
   bridge notes                                                 474,506        474      564,618                      565,092

Net loss                                                                                            (1,489,397)   (1,489,397)
                                      ------------           ----------- ---------- -------------- ------------ --------------

Balance, December 31, 1999                      -            16,743,443     16,743    7,483,721     (3,051,824)    4,448,640

Stock issued in connection with
   private placement                      225,029  $3,265,383                                                      3,265,383

Stock warrants exercised                                        246,659        247      327,809                      328,056

Stock issued in connection with
 acquisition                                                    143,999        144      191,375                      191,519
Stock issued for services                                        50,000         50       66,450                       66,500

Warrants issued for services                                                             31,280                       31,280

Net loss                                                                                            (7,157,185)   (7,157,185)
                                      ------------  -------- ----------- ---------- -------------- ------------ --------------

Balance, December 31, 2000                225,029  3,265,383 17,184,101     17,184    8,100,635    (10,209,009)    1,174,193


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002

                                         Series A Convertible
                                          Preferred Stock         Common Stock
                                      ---------------------- --------------------
                                                                                   Additional
                                        Number of            Number of              Paid-in     Unearned    Accumulated
                                         Shares      Amount    Shares      Amount    Capital   Compensation   Deficit       Total
                                      ------------  -------- ----------- -------- ------------ ------------ -----------  ----------
Sales of common stock through
   private placement                                            120,000  $   120  $   299,880                            $  300,000
Compensatory stock options and
   warrants issued to employees
   and directors                                                                    1,922,305  $(1,771,040)                 151,265
Amortization of unearned compen-
   sation                                                                                          183,153                  183,153
Warrants issued for payment of
   accrued interest                                                                    19,053                                19,053
Issuance of beneficial conversion
   rights in connection with private
   placement of convertible notes
   payable                                                                          1,336,054                             1,336,054
Sale of warrants as part of private
   placement of convertible notes
   payable                                                                          1,002,775                             1,002,775
Warrants issued for payment of fees
   in connection with private placement
   applicable to convertible notes payable                                            299,004                               299,004
Expenses in connection with private
   placement applicable to sale of
   warrants                                                                           (43,294)                              (43,294)
Dividends accrued on Series A
   convertible preferred stock                                                                                $  (48,628)   (48,628)
Common stock issued as payment
   of accrued dividends                                           19,452      19       48,609                                48,628
Net loss                                                                                                      (6,292,623)(6,292,623)
                                      ------------  -------- ----------- -------- ------------ ------------ -----------  ----------
Balance, December 31, 2001                225,029  3,265,383  17,323,553  17,323   12,985,021    (1,587,887) (16,550,260)(1,870,420)

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002






                                          Series A Convertible
                                              Preferred Stock       Series B Convertible Preferred Stock    Common Stock
                                           Number of    Number of                          Subscription     Number of
                                             Shares      Amount       Shares      Amount    Receivable        Shares      Amount
                                         ------------ ----------  -----------  ---------- -------------- ------------ -----------

Exercise of warrants

Cancellation of compensatory stock options issued to employees and directors

Compensatory stock options issued to
   employees

Amortization of unearned compensation

Warrants issued for payment of interest

Effects of reverse acquisition                                                                                938,240 $       939

Sale of Series B preferred stock, net
   of expenses of $65,740                                             469,000  $   415,760 $    (53,000)

Common stock issued for a finder's fee                                                          250,000          250      249,750

Compensatory stock options issued for
   services to directors                                                                                                  697,063

Net loss
                                         ------------ ----------  -----------  ---------- -------------- ------------ -----------
Balance, December 31, 2002                    225,029 $3,265,383      469,000  $  415,760 $     (53,000)   18,511,793 $    18,512
                                        ============= ==========  ===========  ========== ============== ============ ===========




                                             Additional     Unearned
                                              Paid-in       Compen-   Accumulated
                                              Capital       sation       Deficit      Total
                                           ------------  ----------- ------------  -------------

Exercise of warrants                       $     28,000                            $     28,000

Cancellation of compensatory stock options
   issued to employees and directors           (923,455) $   923,455

Compensatory stock options issued to
   employees                                    130,000     (130,000)

Amortization of unearned compensation                        465,541                    465,541

Warrants issued for payment of interest         189,193                                 189,193

Effects of reverse acquisition                 (154,935)                               (153,996)

Sale of Series B preferred stock, net
   of expenses of $65,740                                                               362,760

Common stock issued for a finder's fee                                                  250,000

Compensatory stock options issued for
   services to directors                                                                697,063

Net loss                                                             $ (5,972,104)   (5,972,104)
                                           ------------  ----------- ------------  -------------
Balance, December 31, 2002                 $ 13,200,637  $ (328,891) $(22,522,364) $ (6,003,963)
                                           ============  =========== ============  =============



See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002




                                                                          2002               2001            Cumulative
                                                                    ---------------    ---------------     ----------------

Operating activities:
     Net loss     $(5,972,104)                                         $(6,292,623)      $(21,653,604)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization of
              property and equipment                                       545,596            564,899             1,660,143
         Write-off of impaired property and equipment                      151,474             64,032               377,004
         Note payable issued for services                                  129,000                                  129,000
         Common stock issued for services                                  250,000                                  316,500
         Warrants issued for payment of interest                           189,193                                  189,193
         Compensatory options and warrants issued
              to employees and directors                                   697,063            170,318               963,445
         Amortization of unearned compensation                             465,541            183,153               648,694
         Charges to interest expense for amortization of:
              Deferred loan costs                                          229,816            238,639               468,455
              Debt discount                                              1,140,693          1,198,136             2,338,829
         Equity in net loss of equity investee                                                                      949,420
         Acquired research and development
              expenses                                                                                              200,000
         Gain on sale of marketable securities                                                                      (40,949)
         Unrealized loss on marketable securities                                                                   108,249
         Changes in operating assets and liabilities:
              Accounts receivable                                           39,192            (21,562)                2,041
              Prepaid expenses                                              17,322             56,013               (79,388)
              Other assets                                                   9,430             12,733                22,163
              Accounts payable and other accrued
                  expenses                                               1,472,817            914,728             3,250,618
                                                                       -----------      -------------       ---------------
                      Net cash used in operating activities               (634,967)        (2,911,534)          (10,150,187)
                                                                      ------------       ------------         -------------

Investing activities:
     Purchases of marketable securities                                                                            (540,210)
     Proceeds from maturities of marketable securities                                         55,535               473,716
     Purchases of property and equipment                                                      (21,280)           (1,813,319)
     Loan to related party                                                                                         (150,000)
     Acquisition of interest in equity investee                                                                    (750,000)
     Acquisition of technology license                                                                              (23,776)
     Repayments of advances by stockholders                                223,863
                                                                      ------------       ------------         -------------
                      Net cash provided by (used in)
                         investing activities                              223,863             34,255            (2,803,589)
                                                                      ------------    ---------------        --------------

                  GRAPHCO HOLDINGS CORP. INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002





                                                                  2002          2001         Cumulative
                                                              -----------    -----------    -----------

Financing activities:
     Payment for shares in connection with reverse
         acquisition                                          $   (75,000)                  $   (75,000)
     Proceeds from long-term debt                                                             1,160,000
     Repayments of long-term debt                                                            (1,096,891)
     Costs of sales of convertible notes and warrants
         allocable to sales of:
         Convertible notes                                                    $  (169,451)     (169,451)
         Warrants                                                                 (43,294)      (43,294)
     Repayment of convertible notes payable                                      (120,000)     (120,000)
     Proceeds from sales of convertible notes and
         warrants                                                               2,620,000     2,620,000
     Proceeds from exercise of warrants                            28,000                        28,000
     Proceeds from private placements of preferred
         stock, net of expenses                                   382,760                     3,648,143
     Proceeds from private placements of common
         stock, net of expenses                                                  300,000      7,023,224
     Other                                                                       (20,000)       (20,000)
                                                              -----------    -----------    -----------
                  Net cash provided by financing activities       335,760      2,567,255     12,954,731
                                                              -----------    -----------    -----------

Net increase (decrease) in cash                                   (75,344)      (310,024)           955

Cash, beginning of period                                          76,299        386,323              -
                                                              -----------    -----------    -----------

Cash, end of period                                           $       955    $    76,299    $       955
                                                              ===========    ===========    ===========


Supplemental disclosure of cash flow data:
     Interest paid$                                                75,070    $    14,866    $   141,113
                                                              ===========    ===========    ===========



                                      F-9
See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and business:
               Graphco Holdings Corp., Inc. ("GHC") is a holding company that was formerly known as RCM Interests, Inc. GHC emerged from Chapter 11 of Title 11 of the United States Code on July 31, 2000. GHC was a publicly-held company that had no significant assets, liabilities or operating activities from the date of its emergence from bankruptcy until December 13, 2002, the date of the merger described below, and as of December 31, 2002. During that period, it was seeking a suitable reverse acquisition candidate through acquisition, merger or another suitable business combination method and, accordingly, it was a "development stage enterprise" for financial accounting purposes.

               Graphco Technologies, Inc. is a New Jersey corporation that is referred to herein together with its subsidiaries as "G-TEC." G-TEC has been developing advanced technology and systems since, effectively, January 1, 1998, which include software, that have been designed to provide secure data management, information sharing and biometric tools to government and law enforcement agencies and other users in private industry. G-TEC's primary products will provide users with secure access to information systems and physical locations through the integration of biometrics and secure database applications. This layered approach facilitates multi-agency information sharing in the public sector and enterprise access management in the private sector. G-TEC expects that it will generate revenues primarily through licenses or other contracts for the use of its products over specified periods.

               G-TEC had conducted and discontinued certain unrelated operations prior to the commencement of the development stage activities described above on January 1, 1998. G-TEC generated revenues primarily from a terminated license agreement and a limited number of sales of the products it has developed during 2002. It generated revenues primarily from a contract that used an application of its technologies during 2001. G-TEC had not generated any significant revenues from contracts for the sale or use of its primary products on a recurring basis and, accordingly, it also remained in the development stage for financial accounting purposes as of December 13, 2002, the date of the merger described below, and as of December 31, 2002.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and business (concluded):
               As of December 13, 2002, GHC had 10,500,500 shares of common stock outstanding and G-TEC had 17,351,553 shares of common stock outstanding. On that date, GHC, RCM Interests, Inc. Acquisition Corp. ("Acquisition Sub"), a wholly-owned subsidiary of GHC, and G-TEC consummated a merger whereby G-TEC merged with and into Acquisition Sub and all of the shares of G-TEC's common stock then outstanding were automatically converted into an equal number of shares of common stock of GHC. In addition, pursuant to the merger agreement, a stockholder of GHC agreed to cancel 9,562,269 shares of his GHC common stock. G-TEC agreed to pay total consideration of $150,000 for such cancellation, of which $75,000 was paid in December 2002 and $75,000 was paid through the issuance of a 10% note that is due on June 12, 2003 and is secured by approximately 1,416,000 shares of GHC's common stock owned by one of its stockholders.

               Upon consummation of the merger, GHC had 18,289,793 shares of common stock outstanding of which 17,351,553 shares (95% of the shares then outstanding) were held by former stockholders of G-TEC and 938,240 shares (5% of the shares then outstanding) were held by pre-merger stockholders of GHC. Accordingly, the business combination has been accounted for a reverse acquisition, whereby, for accounting purposes, G-TEC is the accounting acquirer and GHC is the accounting acquiree. The cost of the acquisition approximated the fair value of the net assets of GHC that were acquired and, accordingly, the assets and liabilities of GHC were initially recorded at their historical carrying values. Accordingly, the accompanying consolidated financial statements reflect the accounts of G-TEC and its subsidiaries prior to December 13, 2002. Since GHC is an inactive company, its results of operations before and after the merger were not material in relation to those of G-TEC and its subsidiaries.

               As used herein, the Company refers to G-TEC and its subsidiaries prior to the merger and GHC, G-TEC and GHC's other subsidiaries subsequent to the merger.


Note           2 - Summary of  significant  accounting  policies:
               Principles of consolidation:
                  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note           2 - Summary of significant accounting policies (continued):
               Basis of presentation (concluded):
                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying consolidated financial statements, as of December 31, 2002, the Company had a working capital deficit of approximately $6,175,000, had incurred cumulative net losses of $22,522,000 and had a stockholders' deficiency of $6,004,000. It also had convertible notes payable with a principal balance of $2,574,908 that were in default (see Note 5). These matters raise substantial doubt about the Company's ability to continue as a going concern.

                  Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the year ending December 31, 2003. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for their forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the
                  Company's  obligations  and  seek  additional  debt or  equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least December 31, 2003. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

                  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

               Revenue recognition:
                  The Company recognizes revenues when products are shipped and collection is probable. Revenues from contracts for the use of the Company's primary products are recognized over the estimated period during which the products will be used provided that the fees are fixed and determinable and collection is probable. The Company also recognized revenues of $378,000 in 2002 based on cash collected when a licensing agreement that has been terminated.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note           2 -  Summary  of  significant  accounting  policies  (continued):
               Revenue recognition (concluded):
                  The Company recognized all of its revenues in 2001 from its fixed-price, long-term contract using the percentage of completion method based on the total labor hours worked and subcontract expenses incurred to the total costs to be incurred.

               Use of estimates:
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

               Property and equipment:
                  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed based on the lesser of the estimated useful life of the asset or the term of the lease.

               Long-lived assets:
                  Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recorded charges for impaired property and equipment (which is included in general and administrative expenses) of $151,474 and $64,032 in 2002 and 2001, respectively, in connection with the abandonment of office space and the disposal of related property and equipment.

               Debt issuance costs and debt discount:
                  Loan fees and other debt issuance costs are deferred and amortized to interest expense over the term of the related loan on a straight-line basis. Debt discount is offset against the principal balance of the related loan and amortized using the interest method over the term of the related loan.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note           2 -  Summary  of  significant  accounting  policies  (continued):
               Investments, at equity:
                  Noncontrolling interests in companies of less than 50% are accounted for by the equity method where the Company exercises significant influence over the investee. Under the equity method, the Company's proportionate share of net income or loss of such an investee is reflected in the Company's results of operations. Although the Company owned interests in other companies that it accounts for pursuant to the equity method, it did not have an investment in those entities as of December 31, 2002 and 2001 or any equity in the earnings or losses of those investees during the years ended December 31, 2002 and 2001 because its proportionate share of the losses sustained by the investees prior to 2001 had substantially exceeded its investments.

               Research and development costs:
                  Research and development costs have been expensed as incurred.

               Software development costs:
                  Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

                  Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

                  Due to the uncertainties related to the Company's ability to generate revenues from its products on a recurring basis, the Company had not capitalized any software costs through December 31, 2002.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note           2 -  Summary  of  significant  accounting  policies  (continued):
               Income taxes:
                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

               Stock-based compensation:
                  In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options and warrants to employees and directors based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees and directors must pay to acquire the stock. However, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants issued at exercise prices equal to or greater than fair value had been applied if such amounts differ materially from the historical amounts.

                  In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the minimum value option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note           2 -  Summary  of  significant  accounting  policies  (concluded):
               Stock-based compensation (concluded):
                  The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion options that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is allocated to additional paid-in capital and the resulting debt discount is amortized to interest expense using the effective yield method over the period to the maturity of the debt instrument. Such value is determined after first allocating an appropriate portion of the proceeds received to any other detachable instruments included in the exchange.

               Earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

                  Diluted per share amounts have not been presented in the accompanying consolidated statement of operations because the Company had net losses in 2002 and 2001 and the assumed effects of the exercise of all of the Company's stock options and warrants that were outstanding during all or part of those years and the conversion of the convertible notes payable that had been outstanding during all or part of 2002 and 2001 would have been anti-dilutive. At December 31, 2002 and 2001, there were 7,898,192 and 6,969,032 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share in 2002 and 2001 because they were anti-dilutive.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Property and equipment:
               At December 31, 2002 and 2001, property and equipment consists of the following:

                                                                                              2002             2001
                                                                                          -----------      ------------

                  Computer equipment and software                                         $   256,401      $    982,401
                  Furniture, fixtures and office equipment                                    119,142           242,140
                  Leasehold improvements                                                       21,378           568,786
                                                                                          -----------      ------------
                                                                                              396,921         1,793,327
                  Less accumulated depreciation and amortization                              247,820           947,154
                                                                                          -----------      ------------

                      Totals                                                              $   149,101      $    846,173
                                                                                          ===========      ============


Note 4 - Advances to stockholder:
               As of December 31, 2001, the Company had made advances to a stockholder totaling $223,864 which were noninterest bearing and without specific repayment terms. During 2002, the advances were repaid. The Company had an obligation to the stockholder as of December 31, 2002 and 2001 for the payment of accrued compensation totaling approximately $115,000.


Note 5 - Convertible notes payable:
               During 2001, the Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement and received gross proceeds of $2,620,000 which equaled the aggregate principal balance of the convertible notes. The Company recorded discounts for the fair value of the warrants and beneficial conversion rights issued with the convertible notes totaling $2,338,829 of which $610,962 and $725,088 was amortized to interest expense in 2002 and 2001, respectively. It also added $74,908 of interest to principal in 2002 and repaid convertible notes in the principal amount of $120,000 in 2001. Accordingly, at December 31, 2002 and 2001, the convertible notes had a net carrying value of $2,574,908 and $1,434,215, respectively. At December 31, 2002, convertible notes in the principal amount of $1,000,000 were secured by certain intellectual property developed by the Company that had no carrying value and is no longer used. The remainder of the notes were unsecured. The notes bear interest at annual rates ranging from 8% to 12%. At December 31, 2002, the principal balance and the interest on the notes had been scheduled to be paid, based on the original provisions in the related loan agreements, at various dates through September 30, 2002. In addition, at December 31, 2002 and 2001, the notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Convertible notes payable (continued):
               The warrants to purchase 939,166 shares of common stock sold through the private placement expire on various dates through September 2006. Warrants for 400,000 shares are exercisable at $2.00 per share; warrants for 535,416 shares are exercisable at $2.50 per share; and warrants for 3,750 shares are exercisable at $5.00 per share. Based on the relative fair values of the convertible notes and the warrants at the respective dates of issuance, proceeds from the private placement of $1,002,775 were allocable to the fair value of the warrants which was determined using the minimum value option-pricing model pursuant to the provisions of SFAS 123. Accordingly, the Company initially increased additional paid-in capital by $1,002,775 for the fair value of the warrants and reduced the carrying value of the convertible notes for the same amount for the debt discount attributable to the fair value of the warrants. Amortization of the debt discount attributable to the warrants totaled $414,701 and $588,074 in 2002 and 2001, respectively.

               In October 2001, the holder of convertible notes with an aggregate principal balance of $700,000 that was past due agreed to extend the due dates for the payment of the notes and the accrued interest thereon of $74,908 to September 30, 2002. The
               Company issued warrants to purchase 200,000 shares of the Company's common stock at $1.50 per share to the holder of the convertible notes as consideration for the extension. The Company valued the warrants at $211,171 based on the minimum value option-pricing model and initially increased deferred loan costs and additional paid-in capital for that amount. The issuance of the warrants was a noncash transaction and, accordingly, it is not reflected in the accompanying consolidated statement of cash flows.

               In 2001, the Company issued warrants to purchase 202,014 shares of the Company's common stock with exercise prices of $1.33 and $2.50 expiring through October 2006 as consideration for services rendered in connection with the private placement of the convertible notes. The Company valued these warrants at $120,886 based on the minimum value option pricing model of which $87,833 was allocable to the sale of the convertible notes. Accordingly, the Company initially increased deferred loan costs by $87,833 and additional paid-in capital for the same amount. The issuances of these warrants were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statement of cash flows. In addition, the Company made cash payments for legal and other services rendered in connection with the issuances of the convertible notes totaling $152,745 of which $109,451 was allocable to the sale of the convertible notes and, accordingly, also included in deferred loan costs and $43,294 was allocable to the sale of the warrants and charged to additional paid-in capital. Amortization of the deferred loan costs totaled $279,804 and $238,639 in 2002 and 2001.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Convertible notes payable (concluded):
               As of December 31, 2002, the Company had defaulted on the repayment of all of its convertible notes as explained above. As a result of the defaults, the range of interest rates had increased to 13.5% to 18%. The Company also became obligated to issue a specified number of warrants to certain of the noteholders every 30 days until principal and interest are paid. During 2002, the Company issued warrants to certain holders of past due notes to purchase 468,000 shares of the Company's common stock at exercise prices of $2.50. The Company valued these warrants at $189,193 based on the minimum value option pricing model which was charged to interest expense in 2002.


Note 6 - Other notes payable:
               On December 12, 2002, the Company issued a 10% note payable in the principal amount of $129,000 which matures on June 12, 2003. The note was issued for services related to the reverse acquisition (see Note 1).

               On December 12, 2002, the Company issued a 10% note payable to a former stockholder of RCM in the principal amount of $75,000 which matures on June 12, 2003 for consideration for agreeing to the reverse acquisition. The $75,000 was recorded as a reduction to additional paid-in capital. The issuing of this note payable was a noncash transaction and, accordingly, it is not reflected in the accompanying 2002 consolidated statement of cash flows.


Note 7 - Income taxes:
               As of December 31, 2002, the Company had net operating loss carryforwards of approximately $16,900,000 available to reduce future Federal and state taxable income expiring through 2022.

               As of December  31, 2002 and 2001,  the  Company's  deferred  tax
               assets   consisted  of  the  effects  of  temporary   differences
               attributable to the following:

                                                                                                2002              2001
                                                                                           ---------------   --------------

                  Accrued compensation                                                     $       546,000   $      167,000
                  Other accrued expenses                                                            73,000           71,000
                  Investments in equity investees                                                  369,000          369,000
                  Issuances of common stock options and warrants                                 1,623,000        1,643,000
                  Net operating loss carryforwards                                               6,700,000        5,360,000
                  Depreciation                                                                      40,000           50,000
                                                                                           ---------------   --------------
                                                                                                 9,351,000        7,660,000
                  Less valuation allowance                                                      (9,351,000)      (7,660,000)
                                                                                           ---------------   --------------

                      Totals                                                               $             -   $            -
                                                                                           ===============   ==============

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income taxes (concluded):
               Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its deferred tax assets by an equivalent valuation allowance as of December 31, 2002 and 2001. The Company had also offset the potential benefits from its deferred tax assets by an equivalent valuation allowance as of December 31, 2000. As a result of an increase in the valuation allowance of approximately $1,691,000 and $3,527,000 in 2002 and 2001, respectively, there is no credit for income taxes reflected in the accompanying consolidated statements of operations to offset the Company's pre-tax loss.


Note 8 - Commitments and contingencies:
               Operating leases:
                  The Company leases two office facilities under leases classified as operating leases for accounting purposes which expire in February 2003 and July 2004. At December 31, 2002, approximate future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2002 were as follows:

                        Year Ending
                      DECEMBER 31,                                    AMOUNT

                            2003                                   $  217,000
                            2004                                       98,000
                                                                   ----------

                                Total                              $  315,000
                                                                   ==========

                  Rent expense was approximately $456,000 and $458,000 in 2002 and 2001, respectively.

               Litigation:
                  The Company is a party to various claims and lawsuits incidental to its business. In the opinion of management, the resolution of such contingencies will not materially affect the consolidated financial position, results of operations or cash flows of the Company in subsequent years.


Note 9 - Stock option plans:
               2000 Director Stock Option Plan:
                  During 2000, the Company's Board of Directors adopted the 2000 Director Stock Option Plan (the "Director Plan") which originally provided for grants of options to eligible directors for the purchase of up to 600,000 shares of common stock, which was amended on January 7, 2002 to provide for up to 1,200,000 shares of common stock. The term of each option and the manner of exercise is determined by the Board of Directors, but the options cannot be exercisable more than 10 years after the date of grant.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plans (continued):
               2000 Director Stock Option Plan (concluded):
                  In addition, an additional annual increase in the number of shares authorized under the Director Plan of 50,000 shares per nonemployee/nonfounder director serving on the Board of Directors was adopted. Also, the Board of Directors approved the grant of an option to purchase 10,000 shares of common stock to each eligible director, as defined, on December 1st of each year from 2002 through 2009 at an exercise price that cannot be less than the fair market value of the common stock at the date of each grant. Such options will vest immediately.

                  A summary of the status of the Company's shares subject to options under the Director Plan as of December 31, 2002 and the changes during the years ended 2002 and 2001 is presented below:

                                                                                                               Weighted
                                                                                                               Average
                                                                                               Number          Exercise
                                                                                              OF SHARES          PRICE

                      Outstanding and exercisable, January 1, 2001                               30,000          $1.33
                      Granted                                                                    40,000           1.33
                                                                                           ------------

                      Outstanding and exercisable, December 31, 2001                             70,000           1.33
                      Granted                                                                 1,200,000            .60
                                                                                              ---------

                      Outstanding and exercisable, December 31, 2002                          1,270,000            .62
                                                                                              =========

                  The estimated fair value of the Company's common stock at the dates the options were granted to the directors during 2002 and 2001 was $1.00 and $2.50 per share, respectively. The aggregate estimated fair value of the 1,200,000 and 40,000 options granted to the directors at the date of grants in 2002 and 2001, respectively, exceeded the aggregate exercise price by $288,148 and $31,364, respectively. Since the options vested immediately, the Company charged $288,148 and $31,364 to compensation expense in 2002 and 2001, respectively.

                  The  following  table  summarizes  certain   information  with
                  respect to stock options outstanding under the Director Plan at December 31, 2002, all of which were exercisable:

                                                                                                           Weighted
                                                                                                             Average
                                                                                                             Years of
                                                                                                           Remaining
                                                                                          Options         Contractual
                      EXERCISE PRICE                                                   OUTSTANDING            LIFE
                      --------------                                                   -----------       ------------

                           $1.33                                                         30,000              8
                           $1.33                                                         40,000              9
                           $ .60                                                      1,200,000             10
                                                                                      ---------

                               Totals                                                 1,270,000
                                                                                      =========

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plans (continued):
               2000 Stock Option/Stock Incentive Plan:
                  During 2000, the Company's Board of Directors adopted the 2000 Stock Option/Stock Incentive Plan (the "Incentive Plan") which provides for the grants of options to directors, officers, employees and consultants of the Company for the purchase of up to 3,000,000 shares of common stock. The term of each option and the manner of exercise is determined by the Board of Directors, but the options cannot be exercisable more than 10 years after the date of grant.

                  A summary of the status of the Company's shares subject to options under the Incentive Plan as of December 31, 2002 and 2001 and the changes during the years then ended is presented below:

                                                                                                             Weighted-
                                                                            Number           Exercise          Average
                                                                           OF SHARES            PRICES            PRICE
                                                                           ---------         ------------    --------------
                      Outstanding and exercisable,
                           January 1, 2001                                    528,500        $1.33             $1.33
                      Granted                                               1,072,000   .65 - 1.33               .84
                      Cancelled                                              (163,500)        1.33              1.33
                                                                           ----------

                      Outstanding and exercisable,
                           December 31, 2001                                1,437,000

                      Granted                                                 325,000          .60               .60
                      Cancelled                                            (1,067,000)  .65 - 1.33               .99
                                                                           ----------

                      Outstanding and exercisable,
                           December 31, 2002                                   695,000 $.60 - $1.33
                                                                           =========== ============

                  During 2002, 1,067,000 options that were previously granted, with exercise prices less than the fair market value of the Company's common stock, under the Incentive Plan were cancelled. Accordingly, the Company decreased unearned compensation and additional paid-in capital by $923,455 for the unamortized balance of the vesting period.

                  The estimated fair value of the Company's common stock at the dates the options were granted under the Incentive Plan during 2002 and 2001 was $1.00 and $2.50 per share. The aggregate estimated fair value of the 325,000 options and 1,072,000 options granted under the Incentive Plan at the dates of grants in 2002 and 2001 exceeded the aggregate exercise price by $130,000 and $1,771,040 in 2002 and 2001, respectively.
                  These options vest over a three year period. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $130,000 and $1,771,040 in 2002 and 2001, respectively, to record that excess, of which $465,541 and $183,153 was amortized to compensation expense in 2002 and 2001, respectively.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plans (concluded):
               2000 Stock Option/Stock Incentive Plan (concluded):
                  The  following  table  summarizes  certain   information  with
                  respect to stock options outstanding under the Incentive Plan at December 31, 2001:

                                                                          OPTIONS OUTSTANDING AND EXERCISABLE
                                                                                                       Weighted
                                                                                                        Average
                                                                                                        Years of
                                                                                                      Remaining
                                                                               Number                Contractual
                      EXERCISE PRICES                                      OUTSTANDING                      LIFE
                      ---------------                                      -----------               -----------------

                         $  .60                                                  325,000                     3
                            .65                                                  260,000                     3
                           1.33                                                  110,000                     3
                                                                                 -------

                                                                                 695,000


Note 10- Stockholders' deficiency:
               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, of which 333,333 shares had been designated as Series A convertible preferred stock ("Series A shares"), 4,500,000 shares designated as Series B convertible preferred stock ("Series B shares"), in addition to 50,000,000 shares of common stock. As of December 31, 2002 and 2001, there were 225,029 Series A shares outstanding. Each Series A share is convertible into three shares of the Company's common stock at the option of the holder, is entitled to receive an annual dividend of $.75 per share if and when declared by the Company's Board of Directors and is entitled to $15.00 per share plus cumulative dividends in arrears upon the liquidation of the Company. Holders of Series A shares do not have any voting rights. During 2001, the Company declared dividends on certain of the outstanding Series A shares totaling $48,628 and the holders of those shares agreed to accept shares of the Company's common stock as payment of the dividends. A total of 19,452 shares of common stock were issued to pay the accrued dividends in 2001. The issuance of the common shares to pay the dividends was a noncash transaction and, accordingly, it is not reflected in the accompanying 2001 consolidated statement of cash flows.

               During June 2002 through January 6, 2003, the Company issued 469,000 shares of Series B shares and received net proceeds of $415,760. The Series B share does not provide for any dividends. In addition, each Series B share is convertible into one share of the Company's common stock at the option of the holder. Additionally, the Series B shares are subject to an automatic conversion into shares of the Company's common stock upon an initial public offering or upon the closing of a merger with a publicly-traded corporation or entity upon ratification by its stockholders. Accordingly, on March 19, 2003, Series B shares were converted into shares of common stock.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Stockholders' deficiency (continued):
               During 2002, the Company issued warrants to certain promissory noteholders to purchase 444,752 shares of the Company's common stock at exercise prices of $2.50. These warrants were issued since the promissory notes were in default. The Company has valued these warrants at approximately $189,000. The Company charged interest expense in the 2002 consolidated statement of operations.

               On November 19, 2002, the Company entered into a finders' fee agreement with an individual for services relating to the merger of GHC and G-TEC. In consideration for the services provided, the Company issued 250,000 shares of its common stock at an estimated value of $1.00 per share. The Company recorded a charge to professional fees of $250,000 to the 2002 consolidated statement of operations.

               In December 2002, the Company granted options for legal services to purchase 500,000 shares of the Company's common stock at exercise prices of $.001, expiring in December 2007. 250,000 of these options were granted to a law firm whose principal is also on the Company's Board of Directors and an officer of the Company. The Company has valued these options at $408,975 and charged professional services in the 2002 consolidated statement of operations, since the options vest immediately.

               In October 2002, the Company granted options to its Board of Directors to purchase 1,200,000 shares of the Company's common stock at exercise prices of $.60, expiring in October 2012. The estimated fair value of the Company's common stock at the date the options were granted was $1.00. Since the Company's estimated fair value of its common stock exceeded the exercise price at the date of grant, the Company has valued these options at $288,148 and charged professional services in the 2002 consolidated statement of operations, since the options vest immediately.


Note 11- Subsequent event:
               On February 10, 2003, the Company entered into an agreement to issue 350,000 shares of its common stock at various dates through November 30, 2003 for consulting services. In addition, to the common stock that was issued to the consultant, the Company issued warrants to purchase 150,000 shares of its common stock at an exercise price of $.50, expiring in February 2008.



                                      * * *