Form 10QSB
period 2003-03-31
GRAPHCO HOLDINGS CORP
filed 2003-06-16
CIK 1168251

                                   FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2003

                      Commission file number: 333-60186


                             GRAPHCO HOLDINGS CORP.
                            f/k/a RCM INTERESTS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                          75-2926438
    (State or other jurisdiction of            (I.R.S. Employer
    Incorporation or organization)           Identification No.)


                               41 University Drive
                           Newton, Pennsylvania, 18940
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 497-9170
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes                         No          X
                    -----                             ----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of June 15, 2003, there were 19,127,293 shares of the Issuer's common stock, par value $0.001, issued and outstanding of which 17,351,553 shares are in the name of our operating subsidiary, Graphco Technologies, Inc. and are intended to be distributed pro rata to the former shareholders of Graphco Technologies, Inc.


                                      INDEX
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
March 31, 2003 (unaudited) And December 31, 2002 ............................    2

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2003 and 2002 and period from
January 1, 1998 (date of Inception) to March 31, 2003 (unaudited)............    3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency
Three Months ended March 31, 2003 and 2002
period from January 1, 1998 (date of Inception) to March 31, 2003 (unaudited)   4-7

Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2003 and
Period from January 1, 1998 (date of Inception) to March 31, 2003 (unaudited)   8-9


Notes to Condensed Consolidated Financial Statements (unaudited) ............ 10-17

Item 2.  Management's Discussion and Analysis on Plan of Operation........... 18-21

Item 3. Controls and Procedures .............................................    22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ...................................................    23

Item 2. Changes in Securities ...............................................    23

Item 3. Defaults upon Senior Securities .....................................    23

Item 4. Submission of Matters to a Vote of Security Holders .................    24

Item 5. Other Information ...................................................    24

Item 6. Exhibits and Reports on Form 8-K ....................................    24

Signatures ..................................................................    25

Certifications .............................................................. 26-30

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002



                                                                      March          December
                                       ASSETS                       31, 2003         31,  2002
                                       ------                     -------------    ------------
                                                                             (Unaudited)
Current assets:
     Cash                                                          $        400    $        955
     Accounts receivable                                                  1,808           1,808
     Prepaid expenses                                                    97,683          65,708
                                                                   ------------    ------------
                  Total current assets                                   99,891          68,471
Property and equipment, net of accumulated depreciation
     and amortization of $234,493 and $247,820                          135,774         149,101
Investments, at equity                                                     --              --
Other assets                                                             22,432          22,432
                                                                   ------------    ------------

                  Totals                                           $    258,097    $    240,004
                                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Convertible notes payable                                     $  2,574,908    $  2,574,908
     Accounts payable and other accrued expenses                      4,033,532       3,465,059
     Other notes payable                                                212,000         204,000
                                                                   ------------    ------------
                  Total liabilities                                   6,820,440       6,243,967
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized:
         Series A convertible preferred stock; 333,333 shares
              authorized; 225,029 shares issued and outstanding
              (aggregate liquidation preference - $3,537,756 and
               $3,495,563)                                            3,265,383       3,265,383
         Series B convertible preferred stock, no par value;
              4,500,000 shares authorized; 469,000 shares issued
              and outstanding (aggregate liquidation preference
              $    938,000)                                                             415,760
         Subscription receivable for 53,000 shares of Series B
              convertible preferred stock                                               (53,000)
     Common stock, par value $.001 per share; 40,000,000
         shares authorized; 19,127,293 and 18,511,793 shares
         issued and outstanding                                          19,127          18,512
     Additional paid-in capital                                      15,386,982      14,444,637
     Unearned compensation                                             (283,276)       (328,891)
     Accumulated deficit, including $24,081,798 and $22,946,232
         accumulated in the development stage                       (24,950,559)    (23,766,364)
                                                                   ------------    ------------
                  Total stockholders' deficiency                     (6,562,343)     (6,003,963)
                                                                   ------------    ------------

                  Totals                                           $    258,097    $    240,004
                                                                   ============    ============

           See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO MARCH 31, 2003 (UNAUDITED)


                                                                                    Cumulative -
                                                                                    Development
                                                       2003             2002            Stage
                                                   ------------    -------------   ------------
Revenues                                                           $     62,119    $  1,532,975
Cost of revenues                                                         10,356         713,002
                                                                   ------------    ------------
Gross profit                                                             51,763         819,973
                                                                   ------------    ------------
Operating expenses:
     Selling, general and administrative           $    956,447         775,439      15,704,322
     Research and development                            91,690         123,283       4,826,903
                                                   ------------    ------------    ------------
              Totals                                 (1,048,137)        898,722      20,531,225
                                                   ------------    ------------    ------------
Loss from operations                                 (1,048,137)       (846,959)    (19,711,252)
                                                   ------------    ------------    ------------
Other income (expense):
     Interest income                                                         62         184,354
     Interest expense, including amortization of
         deferred loan fees and debt discount of
         $-, $818,362 and $2,807,284                   (136,058)       (901,251)     (3,627,357)
     Loss from equity investees                                                        (949,420)
     Other                                                                               21,877
                                                                   ------------    ------------
              Totals                                   (136,058)       (901,189)     (4,370,546)
                                                   ------------    ------------    ------------
Net loss                                           $ (1,184,195)   $ (1,748,148)   $(24,081,798)
                                                   ============    ============    ============
Basic loss per common share                        $       (.06)   $       (.10)
                                                   ============    ============


Basic weighted average number of common
     shares outstanding                              19,099,460      17,323,353
                                                   ============    ============




           See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO MARCH 31, 2003 (Unaudited)


                                                   Series A Convertible
                                                      Preferred Stock                Common Stock
                                                 -------------------------    ---------------------------    Additional
                                                 Number of                    Number of                        Paid-in
                                                   Shares         Amount         Shares         Amount         Capital
                                                 ------------   -----------   ------------    ------------   -------------
Balance, January 1, 1998                         1,000,000                       3,721,695    $      3,722    $   418,750
2.68975-for-1 stock split                                                        6,282,378           6,282         (6,282)
Stock issued for services                                                          360,000             360           (360)
Detachable warrants issued in connection
   with bridge financing                                                                                           86,064
Retirement of preferred shares                  (1,000,000)
Net loss
                                                ----------                     ----------     ------------     ----------
Balance, December 31, 1998                            --                        10,364,073          10,364        498,172
Stock issued in connection with private
   placement                                                                     5,881,054           5,881      6,389,287
Stock issued in connection with
   acquisition                                                                      23,810              24         31,644
Stock exchanged for the retirement of
   bridge notes                                                                    474,506             474        564,618
Net loss
                                                ----------                     ----------     ------------     ----------
Balance, December 31, 1999                            --                        16,743,443          16,743      7,483,721
Stock issued in connection with
   private placement                               225,029    $  3,265,383
Stock warrants exercised                                                           246,659             247        327,809
Stock issued in connection with acquisition                                        143,999             144        191,375
Stock issued for services                                                           50,000              50         66,450
Warrants issued for services                                                                                       31,280
Net loss
                                                 ------------   -----------   ------------    ------------   -------------
Balance, December 31, 2000                         225,029       3,265,383      17,184,101          17,184      8,100,635

                                                   Accumulated
                                                    Deficit           Total
                                                  -------------    ------------
Balance, January 1, 1998                         $    (820,132)   $   (397,660)
2.68975-for-1 stock split
Stock issued for services
Detachable warrants issued in connection
   with bridge financing                                                86,064
Retirement of preferred shares
Net loss                                              (742,295)       (742,295)
                                                    ----------      -----------
Balance, December 31, 1998                          (1,562,427)     (1,053,891)
Stock issued in connection with private
   placement                                                         6,395,168
Stock issued in connection with
   acquisition                                                          31,668
Stock exchanged for the retirement of
   bridge notes                                                        565,092
Net loss                                            (1,489,397)     (1,489,397)
                                                    ----------      -----------
Balance, December 31, 1999                          (3,051,824)      4,448,640
Stock issued in connection with
   private placement                                                 3,265,383
Stock warrants exercised                                               328,056
Stock issued in connection with acquisition                            191,519
Stock issued for services                                               66,500
Warrants issued for services                                            31,280
Net loss                                            (7,157,185)     (7,157,185)
                                                    ----------      -----------
Balance, December 31, 2000                         (10,209,009)      1,174,193

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO MARCH 31, 2003 (Unaudited)

                                                    Series A Convertible
                                                       Preferred Stock            Common Stock
                                                 --------------------------   ------------------------      Additional
                                                  Number of                    Number of                     Paid-in
                                                    Shares         Amount        Shares         Amount       Capital
                                                 -----------     ----------   ----------       --------    -----------
Sales of common stock through
   private placement                                                             120,000     $      120   $    299,880
Compensatory stock options issued
   to employees and directors                                                                                1,922,305
Amortization of unearned compen-
   sation
Warrants issued for payment of
   interest                                                                                                     19,053
Issuance of beneficial conversion
   rights in connection with private
   placement of convertible notes
   payable                                                                                                   1,336,054
Sale of warrants as part of private
   placement of convertible notes
   payable                                                                                                   1,002,775
Warrants issued for payment of fees
   in connection with private placement
   applicable to convertible notes payable                                                                     299,004
Expenses in connection with private
   placement applicable to sale of
   warrants                                                                                                    (43,294)
Dividends accrued on Series A
   convertible preferred stock
Common stock issued as payment
   of accrued dividends                                                           19,452             19         48,609
Net loss
                                                 -----------     ----------   ----------       --------    -----------
Balance, December 31, 2001                         225,029       3,265,383    17,323,553         17,323     12,985,021

                                                       Unearned       Accumulated
                                                     Compensation        Deficit          Total
                                                    ---------------   ------------     -----------
Sales of common stock through
   private placement                                                                  $   300,000
Compensatory stock options issued
   to employees and directors                        $(1,771,040)                         151,265
Amortization of unearned compen-
   sation                                                183,153                          183,153
Warrants issued for payment of
   interest                                                                                19,053
Issuance of beneficial conversion
   rights in connection with private
   placement of convertible notes
   payable                                                                              1,336,054
Sale of warrants as part of private
   placement of convertible notes
   payable                                                                              1,002,775
Warrants issued for payment of fees
   in connection with private placement
   applicable to convertible notes payable                                                299,004
Expenses in connection with private
   placement applicable to sale of
   warrants                                                                               (43,294)
Dividends accrued on Series A
   convertible preferred stock                                        $   (48,628)        (48,628)
Common stock issued as payment
   of accrued dividends                                                                    48,628
Net loss                                                               (6,292,623)     (6,292,623)
                                                    ---------------   ------------     -----------
Balance, December 31, 2001                            (1,587,887)     (16,550,260)     (1,870,420)


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO MARCH 31, 2003 (Unaudited)



                                       Series A Convertible      Series B Convertible Stock
                                         Preferred Stock               Preferred Stock            Common Stock
                                       ---------------------    ------------------------------ -------------------
                                       Number of                Number of          Subscription Number of
                                         Shares     Amount       Shares   Amount   Receivable   Shares       Amount
                                       ---------   ---------    -------   ------   ---------  ----------    --------
Effects of reverse acquisition                                                                   938,240  $     939

Compensatory stock options issued to
   employees and directors

Cancellation of compensatory stock options issued to employees and directors

Amortization of unearned compensation

Warrants issued for payment of interest

Warrants issued for services

Exercise of warrants

Sale of Series B preferred stock, net
   of expenses of $65,740                                       469,000  $415,760  $(53,000)

Common stock issued for services                                                                 250,000        250

Net loss

                                       ---------   ---------    -------   ------   ---------  ----------    --------
Balance, December 31, 2002              225,029    3,265,383    469,000   415,760   (53,000)  18,511,793     18,512


                                                   Additional
                                                     Paid-in    Unearned    Accumulated
                                                     Capital  Compensation   Deficit        Total
                                                   --------- ------------ -----------   -----------
Effects of reverse acquisition                   $  (154,935)                          $  (153,996)

Compensatory stock options issued to
   employees and directors                           418,148 $(130,000)                    288,148

Cancellation of compensatory stock options
   issued to employees and directors                (923,455)  923,455

Amortization of unearned compensation                          465,541                     465,541

Warrants issued for payment of interest              189,193                               189,193

Warrants issued for services                       1,652,915                             1,652,915

Exercise of warrants                                  28,000                               28,000

Sale of Series B preferred stock, net
   of expenses of $65,740                                                                  362,760

Common stock issued for services                     249,750                               250,000

Net loss
                                                                        $  (7,216,104)   (7,216,104)
                                       ---------   ---------   --------   -----------   -----------
Balance, December 31, 2002                        14,444,637  (328,891)   (23,766,364)  (6,003,963)

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO MARCH 31, 2003 (Unaudited)



                                        Series A Convertible        Series B Convertible        Common
                                          Preferred Stock              Preferred Stock          Stock
                                       --------------------- -------------------------------- ----------
                                       Number of              Number of          Subscription Number of
                                         Shares    Amount      Shares    Amount    Receivable  Shares
                                       --------  ------------ ---------  ------     -------  ----------

Sale of Series B preferred stock through
   private placement, net of expenses
   of $16,390                                                $  46,500    36,610

Conversion of Series B preferred stock
   into common stock                                          (515,500) (452,370)              515,500

Compensatory stock options issued to
   employees

Amortization of unearned compensation

Warrants issued for payment of interest

Common stock issued for services                                                                100,000

Payments of subscription receivable                                                 $53,000

Net loss
                                       --------  ------------ ---------  ------     -------  ----------
Balance, March 31, 2003                 225,029   $3,265,383     -       $     -    $    -   19,127,293
                                        =======   ==========   ========  =======    =======  =========



                                                             Additional
                                                              Paid-in     Unearned   Accumulated
                                                    Amount    Capital   Compensation   Deficit        Total
                                                    -------  ----------- ---------   ------------  ------------

Sale of Series B preferred stock through
   private placement, net of expenses
   of $16,390                                                                                     $     36,610

Conversion of Series B preferred stock
   into common stock                               $    515   $  451,855

Compensatory stock options issued to
   employees                                                     100,845                               100,845

Amortization of unearned compensation                                     $ 45,615                      45,615

Warrants issued for payment of interest                           59,745                                59,745

Common stock issued for services                        100      329,900                               330,000

Payments of subscription receivable                                                                     53,000

Net loss                                                                             $ (1,184,195)  (1,184,195)
                                                    -------  ----------- ---------   ------------  ------------
Balance, March 31, 2003                             $19,127  $15,386,982 $(283,276)  $(24,950,559) $(6,562,343)
                                                    =======  =========== =========   ============  ============


           See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO MARCH 31, 2003 (UNAUDITED)

                                                                                                                Cumulative
                                                                                                               Development
                                                                          2003               2002                  Stage
                                                                    ---------------    ---------------         -------------
     Net loss                                                          $(1,184,195)       $(1,748,148)         $(24,081,798)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization of
              property and equipment                                        13,327            138,016             1,673,470
         Write-off of impaired property and equipment                                                               377,004
         Note payable issued for services                                                                           129,000
         Warrants issued for payment of interest                            59,745                                  248,938
         Warrants issued for services                                      100,845                                1,344,845
         Common stock issued for services                                  330,000                                  646,500
         Compensatory options and warrants issued
              to employees and directors                                                                            963,445
         Amortization of unearned compensation                              45,615                                  694,309
         Charges to interest expense for amortization of:
              Deferred loan costs                                                             178,574               468,455
              Debt discount                                                                   639,788             2,338,829
         Equity in net loss of equity investee                                                                      949,420
         Acquired research and development
              expenses                                                                                              200,000
         Gain on sale of marketable securities                                                                      (40,949)
         Unrealized loss on marketable securities                                                                   108,249
         Changes in operating assets and liabilities:
              Accounts receivable                                                               9,881                 2,041
              Prepaid expenses                                             (31,975)           125,491              (111,363)
              Other assets                                                                                           22,163
              Accounts payable and other accrued
                  expenses                                                 568,473            644,563             3,819,090
                                                                     -------------      -------------        --------------
                      Net cash used in operating activities                (98,165)           (11,835)          (10,248,352)
                                                                    --------------     --------------         -------------

Investing activities:
     Purchases of marketable securities                                                                            (540,210)
     Proceeds from maturities of marketable securities                                                              473,716
     Purchases of property and equipment                                                                         (1,813,319)
     Loan to related party                                                                                         (150,000)
     Acquisition of interest in equity investee                                                                    (750,000)
     Acquisition of technology license                                                                              (23,776)
                                                                                                            ---------------
                      Net cash used in investing activities                                                      (2,803,589)
                                                                                                             --------------

                                          8

                  GRAPHCO HOLDINGS CORP. INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO MARCH 31, 2003 (Unaudited)



                                                                                                                Cumulative
                                                                                                               Development
                                                                          2003               2002                  Stage
                                                                    ---------------    ---------------         -------------
Financing activities:
     Payment for shares in connection with reverse
         acquisition                                                                                        $       (75,000)
     Proceeds from long-term debt                                   $       20,000                                1,180,000
     Repayments of long-term debt                                          (12,000)                              (1,108,891)
     Costs of sales of convertible notes and warrants
         allocable to sales of:
         Convertible notes                                                                                         (169,451)
         Warrants                                                                                                   (43,294)
     Repayment of convertible notes payable                                                                        (120,000)
     Proceeds from sales of convertible notes and
         warrants                                                                       $      11,000             2,620,000
     Proceeds from exercise of warrants                                                                              28,000
     Proceeds from private placements of preferred
         stock, net of expenses                                             36,610                                3,684,753
     Proceeds from private placements of common
         stock, net of expenses                                             53,000                                7,076,224
     Other                                                                                                          (20,000)
                                                                   ---------------     --------------        -------------
                  Net cash provided by financing activities                 97,610             11,000            13,052,341
                                                                    --------------     --------------         -------------

Net increase (decrease) in cash                                               (555)              (835)                  400

Cash, beginning of period                                                      955             76,299           -
                                                                  ----------------     -------------- ---------------------

Cash, end of period                                                $           400      $      75,464     $             400
                                                                   ===============      =============     =================


Supplemental disclosure of cash flow data:
     Interest paid                                                                                           $      141,113
                                                                                                          ================




           See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of March 31, 2003, their results of operations and cash flows for the three months ended March 31, 2003 and 2002, their changes in stockholders' deficiency for the three months ended March 31, 2003 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

                The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

                The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of March 31, 2003, it had a working capital deficit of approximately $6,721,000, a cumulative net loss of $24,951,000 and a stockholders' deficiency of $6,562,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $212,000 that were in default as of March 31, 2003 and/or June 13, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation (concluded):

                Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ending March 31, 2004. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for their forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the
                Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least March 31, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

                The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 - Earnings (loss) per share:

                The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2003 includes the effects of the assumed conversion of shares of Series B convertible preferred stock that were subject to automatic conversion

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings (loss) per share (concluded):

                from their respective dates of issuance (see Notes 2 and 10 to the Audited Financial Statements in the Form 10-KSB and Note 3 herein). The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

                Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses in the three months ended March 31, 2003 and 2002 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible notes payable that were outstanding during all or part of those periods would have been anti-dilutive. At March 31, 2003, there were 8,701,140 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share because they were anti-dilutive.

Note 3 - Convertible notes payable:
               The Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at March 31, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable ( in The Company`s discretion) by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes which were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Convertible notes payable (concluded):

               18%. Accrued interest on the convertible notes total approximately $366,000 and $290,000 at March 31, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

               The Company was required to issue warrants for the purchase of a total of 140,448 shares of common stock during the three months ended March 31, 2003. Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company valued these warrants at approximately $59,745 based on the Black-Scholes option-pricing model and charged interest expense and increased additional paid-in capital by that amount during the three months ended March 31, 2003. The issuances of the warrants to the noteholders were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statements of cash flows.



Note 4 - Other notes payable:

               As of March 31, 2003, the Company had other notes payable with an aggregate balance of $212,000, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB). The Company was not able to repay those notes. During the three months ended March 31, 2003, the Company received loan proceeds of $20,000. The related note payable was noninterest bearing and was required to be repaid on March 7, 2003. The Company repaid $12,000 during the three months ended March 31, 2003 and the remaining balance of $8,000 was in default as of March 31, 2003.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Income taxes:

               As explained in Note 7 to the Audited Financial Statements in the Form 10-KSB, the Company is offsetting its deferred tax assets, which are attributable primarily to the potential benefits of its net operating loss carryforwards, by equivalent valuation allowances due to, among other things, the uncertainties related to the changes in the ownership of the Company, which could subject such net operating loss carryforwards to substantial annual limitations, and the uncertainties related to the extent and timing of its future taxable income. Accordingly, the Company did not recognize any credits for income taxes in the accompanying unaudited condensed consolidated statements of operations to offset its pre-tax losses.


Note 6 - Commitments and contingencies:

               Litigation:

                  On May 31, 2002, one of the holders of the Company's past due convertible notes (see Note 3 herein) obtained a judgment against the Company in the Supreme Court of the State of New York, County of New York, that requires the Company to pay her approximately $1,376,000 plus any applicable interest subsequent to the date of the judgment. As of December 31, 2002, the Company was carrying the convertible note at approximately $1,489,000, which was comprised of the principal balance of $1,274,000 and accrued interest of approximately $215,000. The Company has been attempting to negotiate a forebearance agreement with the noteholder and as of May 31, 2003, the noteholder had not taken any other actions to enforce the judgment. However, management cannot assure that the Company will be able to reach any agreement with the noteholder for her continued forebearance and if she does take additional actions against the Company such actions could have a material adverse impact on the Company's financial condition and its operations.

                  The Company is a party to various other claims and lawsuits incidental to its business. In the opinion of management, the resolution of such contingencies may materially affect the consolidated financial position, results of operations or cash flows of the Company in subsequent years.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Commitments and contingencies (concluded):

               Unpaid wages:

                  As of March 31, 2003, accrued expenses included approximately $1,555,000 for amounts payable to current and former officers and other current and former employees that the Company did not have the resources to pay. Although as of March 31, 2003, the Company was not subject to and was not aware of any actions related to the enforcement of claims for such unpaid amounts, management cannot assure that the Company will be able to reach any agreement with the employees or the former employees if they do take action to enforce their claims; such actions could have a material adverse impact on the Company's financial condition and its operations.


Note 7 - Employee stock options:

               As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB, the Company had issued options to officers, directors and other employees for the purchase of 2,065,000 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $.60 to $1.33 per share and expiration dates from 2003 through 2012. No employee stock options were exercised or cancelled during the three months ended March 31, 2003.

               During the three months ended March 31, 2003, the Company granted options for the purchase of 40,500 shares of common stock to an officer. The fair value of the Company's common stock exceeded the aggregate exercise price of the options granted by $100,845 at the date of the options were granted. As explained in Note 2 to the Audited Financial Statements in the Form 10-KSB, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") whereby it recognizes compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Employee stock options (concluded):

               Value Method"). The options issued to the officer became exercisable from the date of grant and, accordingly, charged compensation expense and increased additional paid-in capital by $100,845 during the three months ended March 31, 2003. The issuance of these options was a noncash transaction and, accordingly, it is not reflected in the accompanying 2003 unaudited condensed consolidated statement of cash flows.

               The fair value of each option granted by the Company to its employees has exceeded the exercise price of the option. In accordance with the Intrinsic Value Method of accounting under APB 25, the Company has recorded such excess as compensation which has been charged to expense over the vesting period of the related option. The Company charged $146,460 to compensation expense during the three months ended March 31, 2003 as a result of the option granted to the officer and $45,615 of amortization of unearned compensation arising from grants of options in prior periods that did not vest immediately. The Company did not record any compensation expense related to grants of options to employees during the three months ended March 31, 2002.

               Pro forma net loss and pro forma net loss per share for the three months ended March 31, 2003 and 2002 computed using a fair value based method of accounting for stock options as required by SFAS 123 have not been presented because they do not differ materially from the related historical amounts reflected in the accompanying condensed consolidated statements of operations.


Note 8 - Outstanding warrants:

               As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB, the Company had issued warrants for the purchase of 6,424,192 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $1.00 to $5.00 per share and expiration dates from 2003 through 2010. No warrants were exercised or cancelled during the three months ended March 31, 2003. The Company issued warrants for the

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - Outstanding warrants (concluded):

               purchase of a total of 140,448 shares of common stock during the three months ended March 31, 2003 to certain holders of its convertible notes (see Note 3 herein).


Note 9 - Other changes in stockholders' deficiency:

               As explained in Note 10 to the Audited Financial Statements in the Form 10-KSB, the Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, of which 333,333 shares had been designated as Series A convertible preferred stock ("Series A shares"), 4,500,000 shares designated as Series B convertible preferred stock ("Series B shares").

               During the three months ended March 31, 2003, the Company sold 46,500 Series B shares through private placements and received proceeds of $36,610, net of related expenses of $16,390. The Company had sold 469,000 Series B shares through private placements during 2002. Holders of Series B shares were not entitled to dividends and had no voting rights. Each Series B share sold by the Company was automatically convertible into one share of the Company's common stock when the Company became a publicly-held company as a result of the merger that was consummated on December 13, 2002 (see Note 1 to the Audited Financial Statements in the Form 10-KSB) and its ratification by stockholders on March 19, 2003.

               In addition to the issuances of shares of preferred stock described above and the issuances of options and warrants described in Notes 3, 7 and 8, the Company issued 100,000 shares of its common stock as a payment for legal services in February 2003. The Company charged the fair value of the shares of $330,000 to selling, general and administrative expenses and increased additional paid-in capital by that amount in the three months ended March 31, 2003. The issuance of these shares was a noncash transaction and, accordingly, it is not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2003. A principal of a law firm that received shares of common stock options with a fair value of approximately $165,000 is also a director and officer of the Company.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS ON PLAN OF OPERATIONS.


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference in to this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

OVERVIEW

Business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of March 31, 2003, their results of operations and cash flows for the three months ended March 31, 2003 and 2002, their changes in stockholders' deficiency for the three months ended March 31, 2003 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of March 31, 2003, it had a working capital deficit of approximately $6,721,000, a cumulative net loss of $24,951,000 and a stockholders' deficiency of $6,562,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $212,000 that were in default as of March 31, 2003 and/or June 13, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ending March 31, 2004. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for their forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least March 31, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, equipment, capitalized software development costs, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies and estimates used as of December 31, 2002 which were explained in the notes to the consolidated financial statements in the Company`s previously filed form 10-KSB for the year ended December 31, 2002, have been applied consistently during the three months ended March 31, 2003.

RESULTS OF OPERATIONS:

Quarters ended March 31, 2003 as compared to March 31, 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003.

The Company generated revenues of approximately $-0-, $62,000 and $1,533,000 for the quarters ended March 31, 2003, 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003, respectively.

Selling general and administrative expenses for the quarters ended March 31, 2003, 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003 were approximately $956,000, $775,000 and $15,704,000 respectively. Selling general and administrative expenses primarily consists of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment, and (iv) rent expense.

Research and development expenses for the quarters ended March 31, 2003, 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003 were approximately

$92,000, $123,000 and $4,827,000, respectively. Research and development expense primarily consists of payroll.

Net loss from operations for the quarters ended March 31, 2003, 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003 were approximately $1,048,000, $847,000 and $19,711,000, respectively

Interest expense for the quarters ended March 31, 2003 and 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003, was approximately $136,000, $901,000 and $3,627,000, respectively. Interest expense primarily consists of amortization relating to debt, which is a non-cash charge.

Net loss for the quarters ended March 31, 2003 and 2002 and the period from January 1, 1998 (date of inception) to March 31, 2003, was approximately $1,184,000, $1,748,000 and $24,082,000, respectively. The reasons for the net losses are explained above.

Liquidity and Capital Resources:

Graphco Holdings Corp. consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative loss of approximately $24,951,000 through March 31, 2003 and had a working capital deficiency of approximately $6,721,000 and a stockholders deficiency of $6,562,000. It also had convertible notes payable with principal balances of approximately $2,575,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ended March 31, 2004 . In the absence of operating profits and positive cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain additional agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock, and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease twelve months ended March 31, 2003. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

During 2001, the Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement and received gross proceeds of $2,620,000. The Company recorded discounts for the fair value of the warrants and beneficial conversions rights issued with these notes totaling approximately $2,338,000 of which approximately $640,000 were amortized to interest expense in 2002, representing the balance to be amortized. The notes bear interest at annual rates ranging from 8% to 12%. At December 31, 2001, the principal balance and the interest on the notes had been scheduled to be paid, based on the original provisions in the related loan agreements at various dates through September 30, 2002.

We have defaulted on the repayment of these notes, therefore the interest rates increased from 13.5% to 18%. In addition, we also became obligated to issue these note holders warrants until the principal and interests are paid. (See
Note 3 to the Condensed Consolidated Financial Statements)

During 2002 and 2003 through March 31, the Company sold 530,500 shares of Series B preferred stock through a private placement and received proceeds of $549,500.


FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002:

Quarter ended March 31, 2003

For the quarter ended March 31, 2003, we utilized cash from operations of approximately $98,000. This was attributable to the following; (1) a net loss of approximately $1,184,000, which was offset by, (2) depreciation and amortization expense of approximately $13,000, (3) common stock and warrants issued for services of approximately $431,000, (4) charges relating to options and warrants issued to employees and directors totaling $60,000, (5) amortization of unearned compensation totaling $46,000, and (6) increase in accounts payable and accrued expenses totaling $568,000.

We generated cash from financing activities of approximately $98,000,primarily attributable to the net proceeds received from the sale of and collection of subscriptions receivable for Series B preferred stock.

Quarter ended March 31, 2002

For the quarter ended March 31, 2002, we utilized cash from operations of approximately $12,000. This was attributable to the following; (1) a net loss of approximately $1,748,000, which was offset by, (2) depreciation and amortization expense of approximately $138,000, (3) amortization of deferred loan costs and debt discount totaling $818,000, (4) increase in accounts payable and accrued expenses totaling $645,000, and (5) decrease in accounts receivable and prepaid expenses totaling $135,000.

We generated cash from financing activities of $11,000 attributable to the exercise of warrants.

ITEM 3.   CONTROLS AND PROCEDURES



(a) Evaluation of disclosure controls and procedures.



We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and the participation of our management including our Chief Executive Officer of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, management concluded that tighter controls and procedures need to be set in place regarding our issuance of stock options or other equity instruments. The issue has occurred largely as a result of our emerging Company status and management is now taking steps to establish controls and procedures.





(b) Changes in internal controls.

There were no significant changes in internal controls or other factors that could significantly affect our internal control subsequent to the date or our evaluation other than set forth in paragraph (a) above.




PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS



None



ITEM 2. CHANGES IN SECURITIES



None



ITEM 3. DEFAULTS UPON SENIOR SECURITIES



None

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




ITEM 5. OTHER INFORMATION



None



ITEM 6. EXHIBITS AND REPORTS



(a) The following Report on Form 8-K has been filed since the end of our last fiscal year:

         March 17, 2003 - with respect to the engagement of JH Cohn LLP as our new Independent Accountants and The replacement of S.W. Hatfield, CPA as our Independent Accountants

(b) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Annual Report on Form 10-K:

 Exhibit Number      Description
 --------------     -------------------
 Exhibit 2.1         Merger Agreement by and among RCM Interests, Inc., RCM
                    Interests, Inc. Acquisition Corp., and Graphco Technologies,
                    Inc. (Schedules and exhibits omitted)incorporated by reference to Form 8-K (previously filed with the Commission on December 11, 2002).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 16, 2003
                                                 Graphco Holdings Corp.
                                                       By: /s/ Cristian Ivanescu
                                                     -------------------------
                                                          Cristian Ivanescu
                                                          President, Chief
                                                          Executive Officer &
                                                          Chairman


                                                 Graphco Holdings Corp.
                                                       By: /s/ Rodger Wichterman
                                                     -------------------------
                                                        Rodger Wichterman
                                                        Chief Financial Officer

             Statement Under Oath Regarding Facts and Circumstances
                        Relating to Exchange Act Filings

         I, Cristian Ivanescu, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-QSB of Graphco  Holdings
Corp.

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                                /s/ Cristian Ivanescu
                                                ------------------------
                                                Cristian Ivanescu

Date:  June 16, 2003



Sworn to before me this
16th day of June 2003

Lorraine Bruno
----------------------------
Notary Public

    Notarial Seal
     Lorraine Bruno, Notary Public
     Newton Twp., Bucks County
     My Commission Expires May 23, 2005

Member, Pennsylvania Association Notaries

                CERTIFICATION PURSUANT TO 18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Graphco Holdings Corp. (the Company) on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Cristian Ivanescu, President, Chief Executive Officer and Chairman, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: June 16, 2003
                                                  /s/ Cristian Ivanescu
                                                  ------------------------
                                                  Cristian Ivanescu

 Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act
                                     Filings

     I, Rodger Wichterman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Graphco Holdings
Corp.

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules l3a-14 and 15d-l4) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing data of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions)

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                           /s/ Rodger Wichterman
                                          --------------------------------
                                               Rodger Wichterman
                                               Chief Financial Officer


Sworn to before me this
16th day of June 2003

Lorraine Bruno
----------------------------
Notary Public

    Notarial Seal
     Lorraine Bruno, Notary Public
     Newton Twp., Bucks County
     My Commission Expires May 23, 2005

Member, Pennsylvania Association Notaries

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Graphco Holdings Corp. (the Company) on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Rodger Wichterman, Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: June 16, 2003
                                             /s/  Rodger Wichterman
                                             ---------------------------
                                             Rodger Wichterman
                                             Chief Financial Officer