Form 10KSB/A
period 2002-12-31
GRAPHCO HOLDINGS CORP
filed 2003-07-28
CIK 1168251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]               ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:
                  December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE S ECURITIES EXCHANGE ACT OF 1934

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

                               41 UNIVERSITY DRIVE
                          NEWTOWN, PENNSYLVANIA, 18940
                                 (215) 497-9170
             ------------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

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

                                 YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

                                 YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year: $ 413,667

         The aggregate market value of stock held by non-affiliates as of July 16, 2003 was approximately $9,326,253 (based upon the closing sales price of those shares reported on the National Association of Securities Dealers Bulletin Board for that day).



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

                                  FORM 10-KSB/A
                             GRAPHCO HOLDINGS CORP.
                                TABLE OF CONTENTS

                                                                                               PAGE
PART I                                                                                        ------
------
Item 1.   Description of Business...........................................................    4

Item 2.   Description of Properties.........................................................    10

Item 3.   Legal Proceedings.................................................................    10

Item 4.   Submission of Matters to a Vote of Security Holders...............................    10

PART II
-------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............   10

Item 6.   Management's Discussion and Analysis or Plan of Operations........................   12

Item 7.   Financial Statements..............................................................   17

Item 8.   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure................................................   18


PART III
--------
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act..........................................    19

Item 10.   Executive Compensation..........................................................    21

Item 11.   Security Ownership of Certain Beneficial Owners and Management..................    22

Item 12.   Certain Relationships and Related Transactions..................................    24

Item 13.  Exhibits and Reports on Form 8-K.................................................    25

Item 14. Controls and Procedures...........................................................    25

Signatures ................................................................................    26

Certifications ............................................................................    27-32

* Page F-1 follows the signature page.

                                     PART I

         All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements with respect to our current business strategy, our projected sources and uses of cash, and our expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following:

     - the unavailability of sufficient capital to finance our business plans on terms satisfactory to our competitive factors;
     -    competitive factors;
     - changes in labor, equipment and capital costs; changes in regulations affecting our business;
     -    general business and economic conditions; and
     - other factors described from time to time in our reports filed with the Securities and Exchange Commission.


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

         During 1999 and 2000, our operating subsidiary Graphco continued technology and product development, and sought to establish product branding and markets for our technologies. Beginning in 2000, Graphco focused solely on developing and marketing biometric software products as well as law enforcement and corporate security data management software applications. During this period Graphco suspended development of our expert system technology.

         In 1999, Graphco licensed its expert system to OneCare, Inc., a software company that produces product support applications for manufacturing, in exchange for a 37 % equity interest. (See Note 2, Summary of Significant accounting policies: Investments at equity, to the Audited Financial Statements)

         In 2000, Graphco acquired a 40% equity interest in Advanced Logic Systems, Inc., (advancedlogicsys.com), an Internet technology developer. (See
Note 2, Summary of Significant accounting policies: Investments at equity, to the Audited Financial Statements)

         In 2000, Graphco acquired its first facial biometric technology and first law enforcement data management software application from GTE Corp. In addition, Graphco acquired from NASA's Jet Propulsion Laboratory ("JPL") and California Institute of Technology, a technology which management believes to be unique, called DIGITAL PERSONNEL, a technology for synthesizing realistic video sequences of a person speaking, which makes it possible to create photo-realistic animated humans for e-commerce and e support applications, and other applications. In 2002 Graphco licensed the DIGITAL PERSONNEL technology to NGM Tec, Inc. ("NGM") (ngmtec.com), for $2,000,000 plus a 3% royalty and NGM's agreement to make payments totaling $250,000, with respect to the completion of the development of the technology. Cristian Ivanescu, our President and CEO and our Secretary, Edward Kramer are directors of NGM. Although, NGM paid $328,000 (net of expenses) to us in 2002, it currently owes us approximately $600,000. NGM's ability to make such payments is uncertain. Although we have begun to renegotiate the terms of the License Agreement with NGM, we have not taken any actions to void the license agreement or obtain another licensee.


MERGER

     On November 21, 2002, we entered into a Merger Agreement with Graphco Technologies, Inc. and our newly formed wholly owned subsidiary RCM Interests, Inc. Acquisition Corp. The Merger Agreement can be accessed at www.sec.gov. as an attachment to our December 11, 2002 8-K filing.

     Upon the closing of the Merger on December 13, 2002, Graphco Technologies, Inc. merged with and into RCM Interests, Inc. Acquisition Corp., pursuant to the terms of the Merger Agreement. On January 15, 2003, RCM Interest, Inc. Acquisition Corp. filed an Amendment to its Certificate of Incorporation changing its name to Graphco Technologies, Inc. Upon the closing, all of the outstanding shares of Common Stock of Graphco Technologies, Inc. issued and outstanding on the closing date, by virtue of the Merger and without any action on the part of the holders thereof, were automatically converted into 17,351,553 shares of our Common Stock which were issued to Graphco Technologies, Inc., which intends to distribute said shares to its Stockholders.

         In  connection  with the Merger  Transaction,  Graphco  entered  into a redemption transaction with Ronald C. Morgan, wherein Ronald C. Morgan cancelled, at the Closing, 9,562,269 shares of Common Stock of RCM Interests, Inc. which he owned. In consideration for his cancellation of these shares Graphco Technologies, Inc., agreed to pay to Ronald C. Morgan the sum of $150,000 of which $75,000 was paid at the closing and the balance of which is payable pursuant to a 10% promissory note which was due on June 12, 2003. The parties have orally agreed to the extension of due date of the promissory note until September 12, 2003 and are in the process of setting forth their agreement in writing. The promissory note is secured by 1,416,573 shares of Common Stock of the Company held by the Chloe Kristian Ivanescu Trust, a principal shareholder of the Company, the trustees of which are Ruth Ivanescu, the wife of Cristian Ivanescu, our President, CEO and Chairman and Edward Kramer, our Secretary and one of our Directors.

         On May 15, 2003, RCM Interest, Inc. changed its name to Graphco Holdings Corp.

         Upon the closing of the Merger on December 13, 2002, Ronald C. Morgan, our sole officer and director prior to the closing, resigned and was replaced by the officers and directors of Graphco Technologies, Inc.


DESCRIPTION OF BUSINESS

         We were incorporated under the laws of Delaware in October 2000. The following discussion and disclosure represents our intended business plan and our intent with respect to the future operations of our business.


PROPOSED BUSINESS

         In order to achieve a leadership position in biometric authentication, access control, surveillance, and secure information management technologies and solutions, we are committed to deploying human and capital resources to research and development.

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

         It is our intention to provide technology and software applications to our customers rather than act as integrator or a manufacturer of security devices. We intend to generate revenue though software licenses and royalties, and realize recurring revenue through annual licensing, software support and maintenance agreements.

         We intend to continue to launch our products to their targeted markets. We focused VOICEPASS(R) and FRA(TM) introduction to the industrial security, government and luxury real estate markets, and have begun to build a backlog of orders. We demonstrated the viability of our VOICEPASS(R) and FRA(TM) product lines via installation of pilot programs at Dominion Power and Italian DoD.

         We plan to begin deploying our MODS product to customers in the fourth quarter of 2003. We intend to be the first to market a product like MODS, a full featured, secured, collaborative case management system for local, state, national, and international law enforcement agencies.

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

         We intend to expand our strategic partnerships in order to provide distribution in existing and new markets. Our targeted strategic partners include ADT, Level (3) Communications Inc., Informix Software Ltd. (IBM-UK), EDS Ltd. (UK), Phambili LLC(South Africa), Chun Shin Electronics, Inc., NGM Tec, Inc., Advanced Technology Corporation (ATC), Advanced Communication Technologies
(ACT) and PSComm. We have and will continue to establish relationships with government agencies, corporate leaders and law enforcement.


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


SALES AND MARKETING STRATEGY

         We currently attempt to market directly to end-users. In order to grow revenue more aggressively, our emphasis will be on selling directly to OEMs, system integrators and companies with whom we have a strategic business relationship. Additionally, we intend to develop relationships with strategic partners who can provide access to customers in specific market segments.


Direct Sales

         Our direct sales person is responsible for developing business opportunities in particular markets, which have substantial and immediate uses for our solutions and is responsible for new business development, account retention and growth, and developing and managing relations with strategic partners and companies.

Indirect Sales

         We plan to rely upon partners with expertise in different industry segments to reach a greater number of potential customers than utilizing a direct sales and marketing approach. We plan to strengthen our market reach with a solid commitment to these relationships and with investment in the appropriate in-house channel and alliance management personnel. Central to our sales strategy is leveraging and expanding our relationships with companies, which provide us with indirect sales opportunities. Currently, the integrators we intend to associate with include Chun Shin (Korea), Informix/IBM (UK, EU, ME, and South Africa), Veltek International, EDS, and NGM-TEC, Inc.

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

         We have deployed our products to high profile venues, including the 2001 National Football League championship game at Raymond James Stadium in Tampa, FL and the E-center in Salt Lake City, Utah, the hockey arena for the Olympic Games.


INTELLECTUAL PROPERTY

         G-TEC(R)is our registered trademark.

         We have two software copyrights in relation to EXPERTNET(TM) and one software copyright on VOICEPASS(R). In addition, EXPERTNET(TM) and VOICEPASS(R) are registered trademarks owned by us.

         We hold a license to one pending patent on THE BASTILLE(R) security model from Verizon Corporation (successor to GTE Corp.). In addition, The BASTILLE(R), INTRAPOL(TM) and FACETRAC(TM) are registered trademarks owned by our company.

         Pursuant to our License Agreement with NGM-Tec, we retain a limited license on two patents on the DIGITAL PERSONNEL algorithm.

         We also have technologies and know-how that are protected as trade secrets, rather than as patents or copyrights. These technologies are utilized in connection with FRA(TM) and MODS.


EMPLOYEES

         As of the date of this Report, we employed a total of six employees. Five of our employees work at our Newtown, PA office and one employee works from his home office.

         Since June 30, 2001 we have only been able to partially pay current and past employees. Through June 30, 2003, excluding amounts not paid to our Chairman, President and CEO as discussed in Item 10, unpaid wages total approximately $950,000.


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


ITEM 3. LEGAL PROCEEDINGS

         Set forth below is a description of material pending litigation to which we are a party:

         Angela Chen Sabella, one of our stockholders, has obtained a judgment against Graphco Technologies, Inc. in the Supreme Court of the State of New York, County of New York in the sum of approximately $1,376,000, plus any applicable interest since the date of the Judgment. Ms. Sabella has not taken any recent actions to enforce this Judgment. We have had negotiations with Ms. Sabella to forebear from levying upon our assets. However, there can be no assurance that an agreement will be reached.

         We are a party to various other claims and lawsuits filed against the Company. Although, we believe that the resolutions of these matters will not materially affect our consolidated financial positions, results of operations or cash flows in successive years, there can be no assurance that the resolution of said claims or lawsuits will not have a material effect upon our consolidated results of operations or financial condition.


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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

         Our common stock, par value $.001 per share (the "Common Stock"), is traded in the over-the-counter market. The Common Stock is available for quotation on the NASD Over the Counter Bulletin Board. Our Common Stock commenced quotation on the NASD Over the Counter Bulletin Board in the fourth quarter of the fiscal year ended December 31, 2002. Our trading symbol is GHCP. The following table sets forth the high and low bid quotation (as reported by the OTC Bulletin Board) for the Common Stock for the fourth quarter of the fiscal year ended December 31, 2002:

                                                         High           Low
                                                         ----           ---
         Fiscal Year Ended December 31, 2002

                  Fourth Quarter                         $3.15          $.05


         (b) Holders

         As of the date of this Report, there were approximately 1,219 holders of record of our common stock, of which 232 are shareholders of Graphco Technologies, Inc. which are the beneficial owners of 17,351,553 shares of common stock. The number of holders does not include stockholders who are holding our Common Stock through nominees or in street name.


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


         (d) Recent Sales of Unregistered Securities


         During 2001, we sold 120,000 shares of our common stock through a private placement and received gross proceeds of $300,000. In addition, we issued 19,452 shares of common stock with an aggregate fair value of approximately $49,000 as dividends to holders of 112,251 Series A Preferred shares in exchange for their agreement to waive their right to cumulative cash dividends on these shares through December 31, 2001.

         Commencing in September 2001, we sold an aggregate of $2,620,000 in convertible notes to various investors and issued warrants to purchase an aggregate of 939,166 shares of our common stock to the investors. We issued warrants having a value of approximately $299,000 to purchase 202,014 shares of our Common Stock, as consideration for services rendered in connection with the offering of the convertible notes. In October 2001, in consideration of the holder of convertible notes agreeing to extend the due dates for the payment of the convertible notes, we issued warrants to purchase 200,000 shares of our common stock at a price of $1.50 per share that expire in September 2006, and having a value of approximately $121,000.

         In 2001, we issued warrants to purchase 40,000 shares of our common stock to a holder of convertible notes in the principal amount of $1,394,908 in connection with negotiations for the extension of the due date of the note. The warrants are exercisable at prices ranging from $2.00 to $2.50 and expire through October 2004. We valued these warrants at approximately $19,000 based upon the minimum value option - pricing model.

         In 2002, we commenced an offering of up to 5,000,000 shares of Series B Convertible Preferred Stock of Graphco Technologies, Inc. at a price of $2.00 per Share. On November 1, 2002, the price per share was reduced to $1.00. As of December 31, 2002, we sold 469,000 Series B Preferred Stock and received not proceeds of approximately $363,000. The Series "B" Preferred Stock were automatically converted into shares of our Common Stock at the rate of one share of Common Stock for each share of Series "B" Preferred Stock upon the closing of the merger of Graphco Technologies, Inc. with RCM Interests, Inc. which was ratified by the shareholders of Graphco Technologies Inc. on March 19, 2003. As of the date of this filing, we have sold an aggregate of $554,500 of Series B Preferred Stock.

         During our fiscal year ended December 31, 2002 and shortly before the Merger we issued 28,000 shares of common stock to the holders of warrants upon exercise of said warrants, which were exercised at a price of $1.00 per share.

         In 2002, we issued warrants to purchase 468,160 shares of our common stock as consideration for holders of certain of our convertible notes and valued those warrants at approximately $189,000 based on the minimum value option - pricing value.

         During 2002, we issued 250,000 shares of Common Stock having a fair value of $250,000 for services. In addition, we also issued warrants for the purchase of an aggregate of 1,122,000 shares of our common stock at various prices for services having a value of approximately $1,653,000 based on the minimum value option - pricing model.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         Graphco Technologies, Inc. is a New Jersey corporation that is referred to herein together with its subsidiaries as "G-TEC." G-TEC has been developing since, effectively, January 1, 1998, state-of-the-art biometric security solutions for government, industry and home automation along with advanced information exchange and data management systems for government, law enforcement and corporate security. G-TEC has developed biometric software products for secure access, surveillance and authentication, and an information exchange and data management software application specifically designed for the law enforcement community and the corporate security industry. Biometrics measures unique physical characteristics of individuals for authentication purposes. G-TEC's two biometric software products are VOICEPASS(R) for speaker recognition and FRA(TM) for facial recognition. Management believes that speaker recognition and facial recognition are the most user friendly, cost effective and widely accepted biometrics currently available. G-TEC expects that it will generate revenues primarily through licenses or other contracts for the use of its products over specified periods.

         G-TEC had conducted and discontinued certain unrelated operations prior to the commencement on January 1, 1998 of the development stage activities described above. G-TEC generated revenues primarily from a license agreement that has been effectively terminated and a limited number of sales of its products during 2002. It generated revenues primarily from a contract with a residential community that used an application of its technologies during 2001. G-TEC had not generated any significant revenues from contracts for the sale or use of its primary products on a recurring basis and, accordingly, it also remained in the development stage for financial accounting purposes as of December 13, 2002, the date of the merger described below, and as of December 31, 2002.


         As of December 13, 2002, GHC had 10,500,500 shares of common stock outstanding and G-TEC had 17,351,553 shares of common stock outstanding. On that date, GHC, RCM Interests, Inc. Acquisition Corp. ("Acquisition Sub"), a wholly-owned subsidiary of GHC, and G-TEC consummated a merger whereby G-TEC merged with and into Acquisition Sub and all of the shares of G-TEC's common stock then outstanding were automatically converted into an equal number of shares of common stock of GHC. In addition, pursuant to the merger agreement, a stockholder of GHC agreed to cancel 9,562,269 shares of his GHC common stock. G-TEC agreed to pay total consideration of $150,000 for such cancellation, of which $75,000 was paid in December 2002 and $75,000 was paid through the issuance of a 10% note that was due on June 12, 2003.

         Upon consummation of the merger, GHC had 18,289,793 shares of common stock outstanding of which 17,351,553 shares (95%) were held by former stockholders of G-TEC and 938,240 shares (5%) were held by pre-merger stockholders of GHC. Accordingly, although GHC was the legal acquirer and G-TEC was the legal acquiree, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, G-TEC was the accounting acquirer and GHC was the accounting acquiree. Accordingly, the accompanying consolidated financial statements reflect the accounts of G-TEC and its subsidiaries prior to December 13, 2002. Since GHC was an inactive "shell" company, its assets and liabilities, which were not material, were recorded at their historical carrying values as of December 13, 2002, and its results of operations have been included in the accompanying consolidated financial statements subsequent to that date. Pro forma results of operations assuming GHC had been acquired as of January 1, 2001 have not been presented because they would not differ materially from the historical results of operations.

         As used herein, the Company refers to G-TEC and its subsidiaries prior to the merger and GHC, G-TEC and GHC's other subsidiaries subsequent to the merger.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Use of Estimates:

       The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Equity Instruments:
     We estimate the fair value of warrants issued to non employees for goods and services using an option-pricing model (the minimum value option-pricing model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" ("SFAS 123") and common stock using the estimated market value of our stock. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 ( generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services.

Valuation of Deferred Tax Assets:
        We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our deferred assets by an equivalent valuation as of December 31, 2002 and 2001.

Valuation of Long-lived Assets:
       We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Impairment losses are then measured by comparing the fair value of assets to their carrying value. We recorded charges for impaired property and equipment of approximately $151,000 and $64,00 in 2002 and 2001, respectively, in connection with the abandonment of office space and the disposal of related property and equipment. Such determination resulted in non-cash charges to income during 2002 and 2001.


RESULTS OF OPERATIONS:

Restatement of our financial statements related to issuance of warrants:
       Subsequent to the original issuance of our consolidated financial statements as of December 31, 2002 and for the year then ended, we determined that we had not accounted for the issuance of the warrants to purchase 622,000 shares of common stock for services rendered exercisable at $1.00 per share that had a fair market value of $1,244,000. The accompanying 2002 consolidated financial statements have been restated to include a charge to selling, general and administrative expenses and an increase in additional paid-in capital for that amount. As a result of this correction, our net loss and net loss per share increased from $5,972,104 and $.34 per share as originally reported to $7,216,104 and $.41 per share as restated.


Years ended December 31, 2002 as compared to December 31, 2001 and from the period January 1, 1998 (date of inception) to December 31, 2002.

The Company generated non-recurring revenues of approximately $414,000, $746,000 and $1,533,000 for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 (date of inception to December 31, 2002), respectively. (See Note 2 to the Audited Financial Statements)

Selling, general and administrative expenses for the years ended December 31, 2002, and 2001 and the period from January 1, 1998 ( date of inception) to December 31, 2002 were approximately $5,361,000 $4,085,000 and $14,748,000 respectively. Selling, general and administrative expenses consists of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment and (iv) rent expense.

Research and development expenses for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 ( date of inception) to December 31, 2002 were approximately $394,000, $841,000 and $4,735,000, respectively. Research and development expenses primarily consists of payroll.

Net loss from operations for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 (date of inception) to December 31, 2002 were approximately $5,350,000, $4,707,000 and $18,663,000, respectively.


Interest expense for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 (date of inception) to December 31, 2002 was approximately $1,888,000, $1,603,000 and $3,491,000, respectively. Interest expense primarily consists of amortization relating to debt discount and charges for beneficial conversion rights which is a non-cash charge.


Net loss for the years ended December 31, 2002 and 2001 and the period from January 1, 1998 (date of inception) to December 31, 2002 was approximately $7,216,000, $6,293,000 and $22,898,000, respectively. The reason for the net losses is explained above.

Liquidity and Capital Resources:

Graphco Holdings Corp. consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products on a recurring basis and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative loss of approximately $23,766,000 through December 31, 2002 and had a working capital deficiency of approximately $6,175,000 and a stockholders' deficiency of $6,004,000. It also had convertible notes payable with principal balances of approximately $2,575,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the year ending December 31, 2003. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures , obtain additional debt or equity financing, obtain agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to limit our development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease December 31, 2003. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

During 2001, the Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement and received gross proceeds of $2,620,000. The Company recorded discounts for the fair value of the warrants and beneficial conversion rights issued with these notes totaling approximately $2,338,000 of which approximately $611,000 and $725,000 were amortized to interest expense in 2002 and 2001, respectively. The notes bear interest at annual rates ranging from 8% to 12%. At December 31, 2002, the principal balance and the interest on the notes had been scheduled to be paid, based on the original provisions in the related loan agreements at various dates through September 30, 2002. As of December 31, 2002 the remaining outstanding convertible notes payable totaling approximately $2,575,000 were not repaid and are in default. (See Note 5 to The Audited financial Statements)

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001:

Year ended December 31, 2002

For the year ended December 31, 2002, we utilized cash from operations of approximately $615,000. This was attributable to the following; (1) a net loss of approximately $7,216,000, which was offset by, (2) depreciation and amortization expense of approximately $546,000,(3) write-off of impaired property and equipment of approximately $151,000, (4) note payable issued for services $129,000, (5) common stock issued for services of approximately $250,000, (6) charges relating to options and warrants issued to employees and directors totaling approximately $2,130,000, (7) amortization of unearned compensation totaling $465,000, (8) amortization of deferred loan costs and debt discount totaling $1,371,000 and (9) increase in accounts payable and accrued expenses totaling $1,473,000.

We generated cash from investing activities of approximately $224,000. This was attributable to the repayments of advances from stockholders.

We generated cash from financing activities of approximately $316,000. This was attributable to the following; (1) net proceeds received from the sale of 469,000 shares of Series B preferred stock totaling approximately $363,000, and
(2) exercise of warrants for $28,000 less (3) a $75,000 payment to a former stockholder relating to the reverse acquisition.


YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2001, we utilized cash from operations of approximately $2,912,000. This was attributable primarily to the following; (1) a net loss of approximately $6,293,000, which was offset by, (2) depreciation and amortization expense of approximately $565,000,(3) write-off of impaired property and equipment of approximately $64,000, (4) charges relating to options and warrants issued to employees and directors totaling approximately $170,000,
(5) amortization of unearned compensation totaling approximately $183,000, (6) amortization of deferred loan costs debt discount totaling approximately $1,437,000 and (7) increase in accounts payable and accrued expenses totaling approximately $914,000.

We generated cash from investing activities of approximately $34,000. This was attributable to the following; (1) proceeds from maturities of marketable securities of $56,000 less (2) payments for purchases of property and equipment of $21,000.

We generated cash primarily from financing activities of approximately $2,567,000. This was attributable to the following; (1) net proceeds received from the sale of 120,000 shares of common stock totaling $300,000, (2) proceeds from the sales of convertible notes and warrants totaling $2,620,000, and (3) repayment of convertible notes payable totaling $120,000 less (4) payments for and warrants issued relating to the issuance of the convertible notes totaling $213,000.


ITEM 7.  FINANCIAL STATEMENTS AND INDEX TO FINANCIAL DATA

         Set forth is a list of our consolidated financial statements being furnished in this Annual Report on Form 10-KSB/A pursuant to the instructions to
Item 7. The financial statements as of and for the periods ending December 31, 2002 and 2001 are included following the signature pages of this report.


                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                Location*

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

               Consolidated Statements of Changes in Stockholders'
               Deficiency
                    Years Ended December 31, 2002 and 2001 And
                    Period from January 1, 1998 (Date of Inception)
                    To December 31, 2002                                                F5-F7

               Consolidated Statements of Cash Flows
                    Years Ended December 31, 2002 and 2001 And
                    Period from January 1, 1998 (Date of Inception)
                    To December 31, 2002                                                F8-F9

               Notes To Consolidated Financial Statements                             F10-F27

* Page F-1 follows the signature page to this Annual Report on Form 10-KSB/A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 10, 2003,  we engaged J.H.  Cohn LLP ("J.H.  Cohn") as our new
independent  accountants  replacing  our  former  principal  accountants,   S.W.
Hatfield, CPA, ("S. W. Hatfield").

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

         The financial statements of our operating subsidiary, Graphco Technologies, Inc., for the year 2000 were audited by McGladrey & Pullen, LLP

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

CRISTIAN IVANESCU, age 48, is our Chairman, President, CEO and a Director. Mr. Ivanescu is the Founder of our operating subsidiary, Graphco Technologies, Inc., and served as its Chairman and Director since inception until December 2002. Mr. Ivanescu has over 16 years of hands-on professional and managerial experience in the semiconductor industry and international trade with companies such as Thermco Systems, Inc. and Silicon Systems, Inc. Mr. Ivanescu holds a BSEE Degree in High Frequency Design and a BSME Degree from the UCMMB and Polytechnic Institute of Bucharest. He has earned credits in International Law and Trade Legislation as well as numerous software and technical certifications. Mr. Ivanescu has earned Intel's Best Ten Vendors award, the President's Award at Silicon Systems (6 patents within 6 months), and the Best Customer Support Award at Thermco. He holds a number of technical patents. Mr. Ivanescu also serves as a Director of NGM Tec, Inc.

EDWARD C. KRAMER, age 52, is our Secretary and Director. Mr. Kramer served in the same capacities to Graphco Technologies, Inc, our operating subsidiary, until December 2002. Mr. Kramer practices law in New York City. He received his law degree from the Columbia University School of Law (J.D. 1976), and his undergraduate degree from the University of Pennsylvania, earning an Honors Major in Russian History (B.A. cum laude, 1973). Mr. Kramer began his legal career as an associate of the firm of Werner, Kennedy & French and its successor, Cabell, Kennedy & French. Mr. Kramer is admitted to the following
Bars: New York State, United States District Court for the Eastern District of New York, United States District Court for the Southern District of New York, United States Court of Appeals - Second Circuit and the United States Supreme Court. He has served as a Member of the Panel of Commercial Arbitrators of the

American Arbitration Association, and has represented public corporations, multi-nationals, and private enterprises, with emphasis in the electronics, communications and technical fields. Mr. Kramer also serves as a director of NGM Tec, Inc.

RONALD STONE, age 67, is one of our Directors. Mr. Stone served in the same capacity to Graphco Technologies, Inc, our operating subsidiary, until December 2002. Until September 2002, Mr. Stone served as the President and Chief Operating Officer of Graphco Technologies, Inc. at which time he retired. Mr. Stone renders consulting services to OneCare, Inc. Mr. Stone is the President of Ronald Stone & Associates; and served as President of Data Equipment and Systems Division Corporation, a subsidiary of ITT Corporation (wire and wireless communications); President and Chief Executive Officer of Ring Group, Scanvest-Ring, Norway; and President, and Chief Executive Officer of Executone Canada. Mr. Stone served on the Board of Directors of ITT SRT (Sweden), ITT-DESD
(US), Scanvest Ring (Norway) and Daterace (US).

ROSS GLATZER, age 56, is one of our Directors. Mr. Glatzer served in the same capacity to Graphco Technologies, Inc, our operating subsidiary, until December 2002 Mr. Glatzer was President and CEO of Prodigy Services Company the industry's first web browser. Following his tenure at Prodigy, Mr. Glatzer was named President and Chief Executive Officer of International Commerce Exchange Systems("ICES"), a start-up venture in technology-based, business-to-business, and electronic commerce services. Mr. Glatzer helped establish ICES as a global competitor in the field of electronic commerce. Mr. Glatzer is Chairman, CEO, and co-founder of OneCare, Inc., a software and services web-based product-support company. Mr. Glatzer has also served on the Board of Directors of Prodigy, ICES and NetLive.

ULF LINDGREN, age 48, is one of our Directors. Mr. Lindgren served in the same capacity to Graphco Technologies, Inc. our operating subsidiary, until December 2002. Mr. Lindgren founded the consulting firm Nordic Management. Mr. Lindgren established and managed the Bain & Company, International, Inc. ("Bain") Scandinavian operations as Director; and is currently a strategic advisor to multinational companies concerning cross-boarder mergers and acquisitions transactions, growth strategies, and company/industry restructuring. Involved in the launching of a number of venture capital and new industrial business initiatives, Mr. Lindgren is co-founder and serves as Chairman and Chief Executive Officer of Net Insight AB, a networking equipment group; ReachIn Technologies, a multi-sensory interactive software provider; and ther companies that focus on advertising and imaging technology. Mr. Lindgren as been a visiting lecturer at INSEAD, the Centre des Etudes Industrielles CEI) in Switzerland, and IFL in Scandinavia/Belgium. Mr. Lindgren received his Ph.D. in International Management from the Stockholm School of Economics and a Masters of Law from the University of Stockholm.

RODGER C. WICHTERMAN, age 62, is our Chief Financial Officer Mr. Wichterman served in the same capacity to our operating subsidiary, Graphco Technologies, Inc. until December 2002. Mr. Wichterman, who is a graduate of Lehigh University with a BS degree in Accounting, began his career with Price Waterhouse (now PricewaterhouseCoopers) as a CPA with eight years on the audit staff. He then joined one of his PW clients, a high-tech, venture capital funded electronics company as Controller. In the 1970s and `80s he worked at IU International, a multi-billion dollar NYSE conglomerate. Initially, Rodger was on the IU Corporate staff in a variety of financial positions, and later, for 12 years, served as CFO and Treasurer of two of their technology start-up ventures. While at IU and the operating companies, Rodger was deeply involved in all phases of corporate development, acquisitions, contract negotiations, SEC reporting and treasury functions, in addition to operational and strategic planning.

INVOLVEMENT IN LEGAL PROCEEDINGS

         We are not aware that any of our officers and directors were, or have been involved in any material legal proceedings which would have any effect upon the Company.


COMPLIANCE WITH 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Based solely on a review of such materials as are available from the SEC, a number of our officers, directors, or beneficial holder of more than ten (10%) percent of our issued and outstanding shares of common stock have not timely filed with the SEC, all forms or reports required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2002.



ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the named executive officers for each of the registrant's last three fiscal years:



                           Annual Compensation                                  Long Term Compensation

Name and Principal                                            Other annual     Securities                 All other
Position                      Year    Salary         Bonus    compensation     Underlying options         Compensation
--------                      ----    ------         -----    ------------     ------------------         ------------
Cristian Ivanescu          2000     $183,600(1)       --       ---               ----                    ---
Chairman, President,       2001     $183,600(2)       --       ---               ---                     ---
Chief Executive Officer    2002     $183,600(3)       --       ---               ---                     ---


(1) Mr.  Ivanescu did not receive payment of any of said  compensation.
(2) Mr. Ivanescu received payment of $137,700 of said compensation.
(3) Mr. Ivanescu received payment of $7,650 of said compensation.

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

--------------------------------------- -------------------------------------------- ------------------------------
                                                         Amount of                           Percentage
Name(1) Ownership Ownership (2)                         Beneficial                          of Beneficial
--------------------------------------- -------------------------------------------- ------------------------------
Cristian Ivanescu                                        4,715,977(3)                          19.2929%
--------------------------------------- -------------------------------------------- ------------------------------
Ruth Ivanescu (4)                                        1,500,000                              6.1364%
--------------------------------------- -------------------------------------------- ------------------------------
The Chloe Ivanescu Trust                                 1,416,573                              5.7951%
--------------------------------------- -------------------------------------------- ------------------------------
CRCI Solebury LP(5)                                      1,000,000                              4.0909%
--------------------------------------- -------------------------------------------- ------------------------------
Ronald Stone                                             1,625,000(6)                           6.6478%
--------------------------------------- -------------------------------------------- ------------------------------
Edward Kramer                                              938,047(7)                           3.8375%
--------------------------------------- -------------------------------------------- ------------------------------
Ulf Lindgren                                               867,534(8)                           3.5490%
--------------------------------------- -------------------------------------------- ------------------------------
Ross Glatzer                                               370,000(9)                           1.5136%
--------------------------------------- -------------------------------------------- ------------------------------
Rodger Wichterman                                          256,500(10)                          1.0493%
--------------------------------------- -------------------------------------------- ------------------------------
Mintz & Fraade, P.C.                                       887,863(11)                          3.6322%
--------------------------------------- -------------------------------------------- ------------------------------
All directors and executive officers
as a group
(6 persons)                                               8,516,558                            35.8903%
--------------------------------------- -------------------------------------------- ------------------------------

(1) Unless otherwise stated, the address of our directors and executive officers is c/o Graphco Holdings Corp, Inc. 41 University Drive, Newtown, PA 18940.

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

(6) Includes (a) 300,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33; (b) 1,200,000 options which expire on December 1, 2004 and are exercisable $1.33; (c)125,000 options which expire on October 30, 2012 and are exercisable at a price of $.60.

(7) Includes (a) 14,179 options which expire on December 1, 2004 and are exercisable at a price of $1.33; (b)300,000 options which expire on October 30, 2012 and are exercisable at a price of $.060; (c) 60,714 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33; (d) 10,000 options which expire on November 30 2010 and which are exercisable at a price of $1.33;
(e)10,000 options which expire on December 10, 2011 and which are exercisable at a price of $1.33; (f) 25,000 warrants which expire on December 1, 2004 and which are exercisable at a price of $1.33; (g)250,000 options which were granted to Mr. Kramer pursuant to a Fee Agreement dated December 2, 2002, which expire on December 31, 2007 and are exercisable at a price of $.001; (h)213,333 shares of Common Stock of the Company, which are issuable to Mr. Kramer in accordance with said Fee Agreement, pursuant to which Mr. Kramer has the right to convert the outstanding amount of $160,000 owed to Mr. Kramer by the Company.

(8) Includes (a) 25,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33; (b) 10,000 options which are expire on December 10, 2011 and are exercisable at a price of $1.33; (c) 250,000 options which expire on October 30, 2012 and are exercisable at a price of $.60.

(9) Includes (a) 25,000 warrants which expire on December 1, 2004 and are exercisable at a price of $1.33; (b) 300,000 options which expire on October 30, 2012 and are exercisable at a price of $.60; (c) 10,000 options which expire on November 30, 2010 which are exercisable at a price of $1.33; and (d) 10,000 options which expire on December 10, 2011 which are exercisable at price of $1.33.

(10) Includes (a) 31,000 warrants which expire on December 16, 2007 and are exercisable at a price of $.60; (b) 49,500 options which are exercisable commencing on September 15, 2003 at a price of $.60 and which expire on September 15, 2012; (c) 49,500 options which are exercisable commencing September 15, 2004 at a price of $.60 and which expire on September 15, 2012;
(d) 51,000 options which are exercisable commencing on September 15, 2005 and which expire on September 15, 2012; (e) 25,000 options which expire on December 17, 2012 and are exercisable at a price of $.60; and (f) 40,500 warrants which expire on April 30, 2008 and are exercisable at a price of $.60.

(11) Includes 250,000 options which were granted to Mintz & Fraade, P.C. pursuant to a Fee Agreement dated December 2, 2002, which expire December 31, 2007 and are exercisable at a price of $.001. Includes 587,863 shares of Common Stock of the Company, which are issuable to Mintz & Fraade, P.C in accordance with said Fee Agreement, pursuant to which Mintz & Fraade, P.C. has the right to convert the outstanding amount owed to Mintz & Fraade, P.C. which as of March

31, 2003 amounts to approximately $425,000. Also includes, aggregate of 50,000 shares of Common Stock which the Company has agreed to issue to Frederick Mintz and Alan Fraade pursuant to the Agreement dated February 13, 2003.

          In addition, Mintz & Fraade, P.C. has continued to render services to the Company and is owed additional unbilled fees. Assuming the conversion of such outstanding amounts, Mintz & Fraade, P.C. as of the date of this Report would likely be the beneficial owner of 5% or more of the Company's shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Graphco Technologies has entered into an Agreement dated June 7, 2002 with NGM Tec, Inc. and Graphco -DPI Holding Company, pursuant to which Graphco-DPI Holding Company, sold the rights acquired to the Digital Personnel technology, by its sole Shareholder, Graphco Technologies, Inc., pursuant to a certain license to the Digital Personnel Technology which it acquired pursuant to a certain license agreement by and between California Institute of Technology and Digital Personnel, Inc. Pursuant to the terms of said agreement, NGM Tec, Inc. is in default. Cristian Ivanescu, our President, CEO and Chairman, and Edward C. Kramer, our Secretary and a Director are also Directors of NGM Tec, Inc., but abstain from voting on any matters involving NGM-Tec, Inc.

         We have entered into a Fee Agreement, dated December 2, 2002 with one of our Directors and our Corporate Secretary, Edward C. Kramer in connection with legal services rendered to the Company through December 31, 2002 in the aggregate amount of $160,000. Pursuant to the Fee Agreement, commencing on January 1, 2003 through December 31, 2003, if the outstanding amount owed to Mr. Kramer is not paid, Mr. Kramer has the right to convert such outstanding amount into shares of our Common Stock at a price of $.75 per share. In addition, we have granted to Mr. Kramer an option to purchase 250,000 shares of our Common Stock at a price of $.001 per share. In addition, pursuant to an Agreement dated February 13, 2003, we have agreed to issue an aggregate of 50,000 shares of common stock to Edward Kramer, as partial compensation for legal services to be rendered to us by Mr. Kramer.

         We have entered into a Fee Agreement, dated December 2, 2002 with Mintz & Fraade, P.C. ("M&F") in connection with legal services rendered to the Company through October 31, 2002 in the aggregate amount of $290,704.50. Pursuant to the Fee Agreement, commencing on January 1, 2003 through December 31, 2003, if the outstanding amount owed to M&F is not paid, M&F has the right to convert such outstanding amount into shares of our Common Stock at a price of $.75 per share. In addition, we have granted M&F an option to purchase 250,000 shares of our Common Stock at a price of $.001 per share. In addition, pursuant to an Agreement dated February 13, 2003, we have agreed to issue an aggregate of 50,000 shares of common stock to Frederick Mintz and Alan Fraade, as partial compensation for legal services to be rendered to us.

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


(b) The following Reports on Form 8-K have been filed since our last 10-Q:

         (i) March 17, 2003 - with respect to the engagement of J.H. Cohn LLP as our new Independent Accountants and The replacement of S.W. Hatfield, CPA as our Independent Accountants.

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

         Exhibit Number             Description
         --------------             ------------
         Exhibit 2.1                Merger Agreement by and among RCM Interests,
                                    Inc., RCM Interests, Inc. Acquisition Corp., and Graphco Technologies, Inc. (Schedules and exhibits omitted) incorporated by reference to Form 8-K (previously filed with the Commission on December 11, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date). Based upon this evaluation, management has concluded that tighter controls and procedures need to be set in place regarding our issuance of stock warrants. The issue has occurred largely as a result of our emerging company status and management is now taking steps to establish appropriate controls and procedures.

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

Date:  July 18, 2003
                                               Graphco Holdings Corp.

                                               By: /s/ Cristian Ivanescu
                                                      --------------------------
                                                      Cristian Ivanescu
                                                      President, Chief
                                                      Executive Officer &
                                                      Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                     Title                        Date
          -------                  --------                    -------


/s/                        President, Chief Executive         July18, 2003
-------------------
Cristian Ivanescu          Officer, Chairman & Director


/s/ Rodger Wichterman      Chief Financial Officer            July 18, 2003
---------------------
Rodger Wichterman

/s/                        Secretary  & Director              July 18, 2003
----------------------
Edward Kramer

/s/                        Director                           July 18, 2003
----------------------
Ross Glatzer


/s/                        Director                           July 18, 2003
----------------------
Ronald Stone


/s/                        Director                           July 18, 2003
----------------------
Ulf Lindgren

             Statement Under Oath Regarding Facts and Circumstances
                        Relating to Exchange Act Filings

         I,  Cristian Ivanescu,  certify  that:

1. I have reviewed this annual report on Form 10-KSB/A of Graphco Holdings Corp.

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


                                                          /s/ Christian Ivanescu
                                                          ---------------------
                                                          Cristian Ivanescu
                                                          President, Chief
                                                          Executive Officer &
                                                          Chairman


Date:  July 18, 2003


Sworn to before me this
18th day of July 2003


/s/ Lorraine Bruno
----------------------------
Notary Public

--------------------------------------------
Notarial Seal
Lorraine Bruno, Notary Public
Newtown Township. Bucks County
--------------------------------------------
Member, Pennsylvania Association of Notaries

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Graphco Holdings Corp. (the Company) on Form 10-KSB/A for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Cristian Ivanescu, President, Chief Executive Officer and Chairman, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: July 18, 2003

                                                    /s/________________________
                                                    Cristian Ivanescu
                                                    President, Chief
                                                    Executive Officer &
                                                    Chairman

             Statement Under Oath Regarding Facts and Circumstances
                        Relating to Exchange Act Filings

         I,  Rodger Wichterman,  certify  that:

1. I have reviewed this annual report on Form 10-KSB/A of Graphco Holdings Corp.

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

                                                    /s/
                                                    -------------------------
                                                    Rodger Wichterman
                                                    Chief Financial Officer

Date:  July 18, 2003



Sworn to before me this
18th day of July 2003

/s/ Lorraine Bruno
----------------------------
Notary Public

--------------------------------------------
Notarial Seal
Lorraine Bruno, Notary Public
Newtown Township. Bucks County
--------------------------------------------
Member, Pennsylvania Association of Notaries

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Graphco Holdings Corp. (the Company) on Form 10-KSB/A for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Rodger Wichterman, Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: July 18, 2003

                                                     /s/
                                                     ------------------------
                                                     Rodger Wichterman
                                                     Chief Financial Officer

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)




                                    I N D E X


                                                                              PAGE
                                                                              ----

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

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                        F5-F7

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                    PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                    TO DECEMBER 31, 2002                                        F8-F9

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F10-F27



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

As discussed in Note 9, the accompanying 2002 consolidated financial statements have been restated.



                                                        J.H. Cohn LLP

Roseland, New Jersey
January 31,  2003,  except for Notes 10 and 11
  as to which the date is March 19, 2003

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                        ASSETS                                   2002              2001
                                                                            ------------       ------------
                                                                            (Restated)
Current assets:
     Cash                                                                   $        955       $     76,299
     Accounts receivable                                                           1,808             41,000
     Prepaid expenses                                                             65,708             83,029
                                                                            ------------       ------------
                  Total current assets                                            68,471            200,328
Property and equipment, net of accumulated depreciation
     and amortization of $247,820 and $947,154                                   149,101            846,173
Investments, at equity                                                                --                 --
Advances to stockholder                                                               --            223,864
Deferred loan costs, net of accumulated amortization of $178,639
     in 2001                                                                          --            229,816
Other assets                                                                      22,432             51,860
                                                                            ------------       ------------

                  Totals                                                    $    240,004       $  1,552,041
                                                                            ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

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

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, no par value; 5,000,000 shares authorized:
         Series A convertible preferred stock; 333,333 shares
              authorized; 225,029 shares issued and outstanding
              (aggregate liquidation preference - $3,495,563)                  3,265,383          3,265,383
         Series B convertible preferred stock, no par value; 4,500,000 shares authorized; 469,000 shares issued and outstanding
              (aggregate liquidation preference $938,000)                        415,760
         Subscription receivable for 53,000 shares of Series B
              convertible preferred stock                                        (53,000)
     Common stock, par value $.001 per share; 40,000,000 shares authorized; 18,511,793 and 17,323,553 shares issued and
         outstanding                                                              18,512             17,323
     Additional paid-in capital                                               14,444,637         12,985,021
     Unearned compensation                                                      (328,891)        (1,587,887)
     Accumulated deficit, including $22,946,232 and $15,730,128
         accumulated in the development stage                                (23,766,364)       (16,550,260)
                                                                            ------------       ------------
                  Total stockholders' deficiency                              (6,003,963)        (1,870,420)
                                                                            ------------       ------------

                  Totals                                                    $    240,004       $  1,552,041
                                                                            ============       ============

See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002



                                                                                             Cumulative -
                                                                                             Development
                                                          2002                2001              Stage
                                                      ------------       ------------       ------------
                                                       (Restated)                            (Restated)
Revenues                                              $    413,667       $    746,367       $  1,532,975
Cost of revenues                                             9,065            527,216            713,002
                                                      ------------       ------------       ------------

Gross profit                                               404,602            219,151            819,973
                                                      ------------       ------------       ------------

Operating expenses:
     Selling, general and administrative                 5,360,541          4,085,015         14,747,875
     Research and development                              393,834            841,379          4,735,213
                                                      ------------       ------------       ------------
              Totals                                     5,754,375          4,926,394         19,483,088
                                                      ------------       ------------       ------------

Loss from operations                                    (5,349,773)        (4,707,243)       (18,663,115)
                                                      ------------       ------------       ------------

Other income (expense):
     Interest income                                                           17,712            184,354
     Interest expense, including amortization of
         deferred loan fees and debt discount of
         $1,370,509, $1,436,775 and $2,807,284          (1,888,208)        (1,603,092)        (3,491,300)
     Loss from equity investees                                                                 (949,420)
     Other                                                  21,877                                21,877
                                                      ------------       ------------       ------------
              Totals                                    (1,866,331)        (1,585,380)        (4,234,489)
                                                      ------------       ------------       ------------

Net loss                                                (7,216,104)        (6,292,623)      $(22,897,604)
                                                                                            ============

Dividends declared on Series A convertible
     preferred stock                                                           48,628
                                                      ------------       ------------

Loss attributable to common stockholders              $ (7,216,104)      $ (6,341,251)
                                                      ============       ============


Basic loss per common share                           $       (.41)      $       (.37)
                                                      ============       ============


Basic weighted average number of common
     shares outstanding                                 17,512,432         17,283,772
                                                      ============       ============


See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002


                                                   Series A Convertible
                                                      Preferred Stock              Common Stock
                                                ------------------------     -----------------------
                                                                                                        Additional
                                                 Number of                    Number of                  Paid-in      Accumulated
                                                  Shares         Amount        Shares       Amount       Capital       Deficit
                                                ---------      ---------     ---------  ------------  ------------   ------------
Balance, January 1, 1998                        1,000,000             --     3,721,695  $      3,722  $    418,750   $   (820,132)

2.68975-for-1 stock split                              --             --     6,282,378         6,282        (6,282)            --

Stock issued for services                              --             --       360,000           360          (360)            --

Detachable warrants issued in connection
   with bridge financing                               --             --            --            --        86,064             --

Retirement of preferred shares                 (1,000,000)

Net loss                                               --             --            --            --            --       (742,295)
                                                ---------      ---------     ---------  ------------  ------------   ------------

Balance, December 31, 1998                             --             --    10,364,073        10,364       498,172     (1,562,427)

Stock issued in connection with private
   placement                                           --             --     5,881,054         5,881     6,389,287             --

Stock issued in connection with
   acquisition                                         --             --        23,810            24        31,644             --

Stock exchanged for the retirement of
   bridge notes                                        --             --       474,506           474       564,618             --

Net loss                                               --             --            --            --            --     (1,489,397)
                                                ---------      ---------     ---------  ------------  ------------   ------------

Balance, December 31, 1999                             --             --    16,743,443        16,743     7,483,721     (3,051,824)

Stock issued in connection with
   private placement                              225,029   $  3,265,383            --            --            --             --

Stock warrants exercised                               --             --       246,659           247       327,809             --

Stock issued in connection with acquisition            --             --       143,999           144       191,375             --
Stock issued for services                                                       50,000            50        66,450

Warrants issued for services                           --             --            --            --        31,280             --

Net loss                                               --             --            --            --            --     (7,157,185)
                                                ---------      ---------     ---------  ------------  ------------   ------------
Balance, December 31, 2000                        225,029      3,265,383    17,184,101        17,184     8,100,635    (10,209,009)








                                                    Total
                                                 ------------
Balance, January 1, 1998                         $   (397,660)

2.68975-for-1 stock split                                  --

Stock issued for services                                  --

Detachable warrants issued in connection
   with bridge financing                               86,064

Retirement of preferred shares

Net loss                                             (742,295)
                                                 ------------

Balance, December 31, 1998                         (1,053,891)

Stock issued in connection with private
   placement                                        6,395,168

Stock issued in connection with
   acquisition                                         31,668

Stock exchanged for the retirement of
   bridge notes                                       565,092

Net loss                                           (1,489,397)
                                                 ------------

Balance, December 31, 1999                          4,448,640

Stock issued in connection with
   private placement                                3,265,383

Stock warrants exercised                              328,056

Stock issued in connection with acquisition           191,519
Stock issued for services                              66,500

Warrants issued for services                           31,280

Net loss                                           (7,157,185)
                                                 ------------
Balance, December 31, 2000                          1,174,193

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002
                                   (Restated)

                                                 Series A Convertible
                                                   Preferred Stock              Common Stock
                                              -----------------------    -------------------------
                                                                                                       Additional      Unearned
                                              Number of                   Number of                     Paid-in         Compen-
                                               Shares         Amount       Shares           Amount      Capital         sation
                                              -------       ---------    ----------         ------     ----------      ----------
Sales of common stock through
   private placement                                                        120,000     $      120   $    299,880
Compensatory stock options issued
   to employees and directors                                                                           1,922,305     $(1,771,040)
Amortization of unearned compen-
   sation                                                                                                                 183,153
Warrants issued for payment of
   interest                                                                                                19,053
Issuance of beneficial conversion
   rights in connection with private
   placement of convertible notes
   payable                                                                                              1,336,054
Sale of warrants as part of private
   placement of convertible notes
   payable                                                                                              1,002,775
Warrants issued for payment of fees
   in connection with private placement
   applicable to convertible notes payable                                                                299,004
Expenses in connection with private
   placement applicable to sale of
   warrants                                                                                               (43,294)
Dividends accrued on Series A
   convertible preferred stock
Common stock issued as payment
   of accrued dividends                                                      19,452             19         48,609
Net loss
                                              -------       ---------    ----------         ------     ----------      ----------
Balance, December 31, 2001                    225,029       3,265,383    17,323,553         17,323     12,985,021      (1,587,887)





                                               Accumulated
                                                 Deficit          Total
                                               -----------      ----------
Sales of common stock through
   private placement                                          $    300,000
Compensatory stock options issued
   to employees and directors                                      151,265
Amortization of unearned compen-
   sation                                                          183,153
Warrants issued for payment of
   interest                                                         19,053
Issuance of beneficial conversion
   rights in connection with private
   placement of convertible notes
   payable                                                       1,336,054
Sale of warrants as part of private
   placement of convertible notes
   payable                                                       1,002,775
Warrants issued for payment of fees
   in connection with private placement
   applicable to convertible notes payable                         299,004
Expenses in connection with private
   placement applicable to sale of
   warrants                                                        (43,294)
Dividends accrued on Series A
   convertible preferred stock              $      (48,628)        (48,628)
Common stock issued as payment
   of accrued dividends                                             48,628
Net loss                                        (6,292,623)     (6,292,623)
                                               -----------      ----------
Balance, December 31, 2001                     (16,550,260)     (1,870,420)


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2002
                                   (Restated)




                                          Series A Convertible       Series B Convertible
                                           Preferred Stock              Preferred Stock           Common Stock
                                        --------------------    ----------------------------  ---------------------
                                                                                                                     Additional
                                       Number of               Number of        Subscription  Number of                Paid-in
                                         Shares     Amount      Shares    Amount  Receivable    Shares      Amount     Capital
                                        -------   ----------    -------  --------  --------   ----------    -------  -----------
Effects of reverse acquisition                                                                   938,240  $     939  $  (154,935)

Compensatory stock options issued to
   employees and directors                                                                                               418,148

Cancellation of compensatory stock options
   issued to employees and directors                                                                                    (923,455)

Amortization of unearned compensation

Warrants issued for payment of interest                                                                                  189,193

Warrants issued for services                                                                                           1,652,915

Exercise of warrants                                                                                                      28,000

Sale of Series B preferred stock, net
   of expenses of $65,740                                       469,000  $415,760  $(53,000)

Common stock issued for services                                                                 250,000        250      249,750

Net loss
                                        -------   ----------    -------  --------  --------   ----------    -------  -----------
Balance, December 31, 2002              225,029   $3,265,383    469,000  $415,760  $(53,000)  18,511,793    $18,512  $14,444,637
                                        =======   ==========    =======  ========  ========   ==========    =======  ===========



                                           Unearned
                                            Compen-    Accumulated
                                            sation       Deficit        Total
                                           ---------   ------------  -----------
Effects of reverse acquisition                                       $  (153,996)

Compensatory stock options issued to
   employees and directors                 $(130,000)                    288,148

Cancellation of compensatory stock options
   issued to employees and directors         923,455

Amortization of unearned compensation        465,541                     465,541

Warrants issued for payment of interest                                  189,193

Warrants issued for services                                           1,652,915

Exercise of warrants                                                      28,000

Sale of Series B preferred stock, net
   of expenses of $65,740                                                362,760

Common stock issued for services                                         250,000

Net loss                                               $ (7,216,104)  (7,216,104)
                                           ---------   ------------  -----------
Balance, December 31, 2002                 $(328,891)  $(23,766,364) $(6,003,963)
                                           =========   ============  ===========

See Notes to Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002


                                                                                                              Cumulative -
                                                                                                              Development
                                                                          2002               2001                Stage
                                                                      ------------    ---------------        --------------
                                                                       (Restated)                              (Restated)
Operating activities:
     Net loss                                                          $(7,216,104)       $(6,292,623)         $(22,897,604)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization of
              property and equipment                                       545,596            564,899             1,660,143
         Write-off of impaired property and equipment                      151,474             64,032               377,004
         Note payable issued for services                                  129,000                                  129,000
         Warrants issued for payment of interest                           189,193                                  189,193
         Warrants issued for services                                    1,244,000                                1,244,000
         Common stock issued for services                                  250,000                                  316,500
         Compensatory options and warrants issued
              to employees and directors                                   697,063            170,318               963,445
         Amortization of unearned compensation                             465,541            183,153               648,694
         Charges to interest expense for amortization of:
              Deferred loan costs                                          229,816            238,639               468,455
              Debt discount                                              1,140,693          1,198,136             2,338,829
         Equity in net loss of equity investee                                                                      949,420
         Acquired research and development
              expenses                                                                                              200,000
         Gain on sale of marketable securities                                                                      (40,949)
         Unrealized loss on marketable securities                                                                   108,249
         Changes in operating assets and liabilities:
              Accounts receivable                                           39,192            (21,562)                2,041
              Prepaid expenses                                              17,322             56,013               (79,388)
              Other assets                                                  29,430             12,733                42,163
              Accounts payable and other accrued
                  expenses                                               1,472,817            914,728             3,250,618
                                                                      ------------    ---------------        --------------
                      Net cash used in operating activities               (614,967)        (2,911,534)          (10,130,187)
                                                                      ------------    ---------------        --------------

Investing activities:
     Purchases of marketable securities                                                                            (540,210)
     Proceeds from maturities of marketable securities                                         55,535               473,716
     Purchases of property and equipment                                                      (21,280)           (1,813,319)
     Loan to related party                                                                                         (150,000)
     Acquisition of interest in equity investee                                                                    (750,000)
     Acquisition of technology license                                                                              (23,776)
     Repayments of advances by stockholders                                223,863
                                                                      ------------    ---------------        --------------
                      Net cash provided by (used in)
                         investing activities                              223,863             34,255            (2,803,589)
                                                                      ------------    ---------------        --------------

                  GRAPHCO HOLDINGS CORP. INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2002



                                                                                                             Cumulative -
                                                                                                            Development
                                                                         2002                2001               Stage
                                                                   ---------------      -------------     -----------------
                                                                     (Restated)                               (Restated)

Financing activities:
     Payment for shares in connection with reverse
         acquisition                                               $       (75,000)                       $         (75,000)
     Proceeds from long-term debt                                                                                 1,160,000
     Repayments of long-term debt                                                                                (1,096,891)
     Costs of sales of convertible notes and warrants
         allocable to sales of:
         Convertible notes                                                               $   (169,451)             (169,451)
         Warrants                                                                             (43,294)              (43,294)
     Repayment of convertible notes payable                                                  (120,000)             (120,000)
     Proceeds from sales of convertible notes and
         warrants                                                                           2,620,000             2,620,000
     Proceeds from exercise of warrants                                     28,000                                   28,000
     Proceeds from private placements of preferred
         stock, net of expenses                                            362,760                                3,628,143
     Proceeds from private placements of common
         stock, net of expenses                                                               300,000             7,023,224
     Other                                                                                    (20,000)              (20,000)
                                                                   ---------------      -------------     -----------------
                  Net cash provided by financing activities                315,760          2,567,255            12,934,731
                                                                   ---------------      -------------     -----------------

Net increase (decrease) in cash                                            (75,344)          (310,024)                  955

Cash, beginning of period                                                   76,299            386,323           -
                                                                   ---------------      -------------     -----------------

Cash, end of period                                                $           955      $      76,299     $             955
                                                                   ===============      =============     =================


Supplemental disclosure of cash flow data:
     Interest paid                                                 $        75,070     $      14,866      $         141,113
                                                                   ===============      =============     =================

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

               Graphco Technologies, Inc. is a New Jersey corporation that is referred to herein together with its subsidiaries as "G-TEC." G-TEC has been developing since, effectively, January 1, 1998, state-of-the-art biometric security solutions for government, industry and home automation along with advanced information exchange and data management systems for government, law enforcement and corporate security. G-TEC has developed biometric software products for secure access, surveillance and authentication, and an information exchange and data management software application specifically designed for the law enforcement community and the corporate security industry. Biometrics measures unique physical characteristics of individuals for authentication purposes. G-TEC's two biometric software products are VOICEPASS(R) for speaker recognition and FRA(TM) for facial recognition. Management believes that speaker recognition and facial recognition are the most user friendly, cost effective and widely accepted biometrics currently available. G-TEC expects that it will generate revenues primarily through licenses or other contracts for the use of its products over specified periods.

               G-TEC had conducted and discontinued certain unrelated operations prior to the commencement on January 1, 1998 of the development stage activities described above. G-TEC generated revenues primarily from a license agreement that has been effectively terminated and a limited number of sales of its products during 2002. It generated revenues primarily from a contract with a residential community that used an application of its technologies during 2001. G-TEC had not generated any significant revenues from contracts for the sale or use of its primary products on a recurring basis and, accordingly, it also remained in the development stage for financial accounting purposes as of December 13, 2002, the date of the merger described below, and as of December 31, 2002.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and business (concluded):

               As of December 13, 2002, GHC had 10,500,500 shares of common stock outstanding and G-TEC had 17,351,553 shares of common stock outstanding. On that date, GHC, RCM Interests, Inc. Acquisition Corp. ("Acquisition Sub"), a wholly-owned subsidiary of GHC, and G-TEC consummated a merger whereby G-TEC merged with and into Acquisition Sub and all of the shares of G-TEC's common stock then outstanding were automatically converted into an equal number of shares of common stock of GHC. In addition, pursuant to the merger agreement, a stockholder of GHC agreed to cancel 9,562,269 shares of his GHC common stock. G-TEC agreed to pay total consideration of $150,000 for such cancellation, of which $75,000 was paid in December 2002 and $75,000 was paid through the issuance of a 10% note that is due on June 12, 2003 (see Note
               6).

               Upon consummation of the merger, GHC had 18,289,793 shares of common stock outstanding of which 17,351,553 shares (95%) were held by former stockholders of G-TEC and 938,240 shares (5%) were held by pre-merger stockholders of GHC. Accordingly, although GHC was the legal acquirer and G-TEC was the legal acquiree, the business combination has been accounted for as a reverse acquisition, whereby, for accounting purposes, G-TEC was the accounting acquirer and GHC was the accounting acquiree. Accordingly, the accompanying consolidated financial statements reflect the accounts of G-TEC and its subsidiaries prior to December 13, 2002. Since GHC was an inactive "shell" company, its assets and liabilities, which were not material, were recorded at their historical carrying values as of December 13, 2002, and its results of operations have been included in the accompanying consolidated financial statements subsequent to that date. Pro forma results of operations assuming GHC had been acquired as of January 1, 2001 have not been presented because they would not differ materially from the historical results of operations.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
           Basis of presentation:

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying consolidated financial statements, as of December 31, 2002, it had a working capital deficit of approximately $6,175,000, a cumulative net loss of $23,766,000 and a stockholders' deficiency of $6,004,000. It also had convertible notes payable with a principal balance of $2,574,908 that were in default as of December 31, 2002 (see Notes 5 and 8). These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

               Revenue recognition:
                  Revenues from the sale of products are recognized when products are shipped and collection is probable. Revenues from contracts for the use of the Company's primary products are recognized over the estimated period during which the products will be used provided that the fees are fixed and determinable and collection is probable. License fees are recognized as revenues when the fees have been collected and the Company is no longer obligated to perform services for the licensee. The Company's revenues in 2002 include $328,000 based on license fees paid by a related party which has defaulted on additional payments that were due as of December 31, 2002 under the license agreement (see Note 11). The Company recognized all of its revenues in 2001 from a fixed-price, long-term contract using the percentage of completion method.

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

               Investments, at equity:
                  Noncontrolling interests in companies of less than 50% are accounted for by the equity method where the Company exercises significant influence over the investee. Under the equity method, the Company's proportionate share of net income or loss of such an investee is reflected in the Company's results of operations. Although the Company owns interests in other companies that it accounts for pursuant to the equity method, the investments in those entities had no carrying value as of December 31, 2002 and 2001, and the Company had no equity in the earnings or losses of those investees during 2002 and 2001 because its proportionate share of the losses sustained by the investees prior to 2001 had substantially exceeded its investments.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -  Summary  of  significant  accounting  policies  (continued):

               Stock-based compensation:
                  In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic Value Method"). However, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

                  In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and nonemployees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the minimum value option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force ("EITF") for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -  Summary  of  significant  accounting  policies  (concluded):

               Earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding in 2002 includes the effects of the assumed conversion of shares of Series B convertible preferred stock that were subject to automatic conversion from their respective dates of issuance (see Note 10). The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

                  Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had net losses in 2002 and 2001 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible notes payable that were outstanding during all or part of those years would have been anti-dilutive. At December 31, 2002 and 2001, there were 8,520,192 and 6,969,032 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share in 2002 and 2001 because they were anti-dilutive.


Note 3 - Property and equipment:
               At December 31, 2002 and 2001, property and equipment consists of the following:

                                                        2002            2001
                                                    ----------      ----------
Computer equipment and software                     $  256,401      $  982,401
Furniture, fixtures and office equipment               119,142         242,140
Leasehold improvements                                  21,378         568,786
                                                    ----------      ----------
                                                       396,921       1,793,327
Less accumulated depreciation and amortization         247,820         947,154
                                                    ----------      ----------

    Totals                                          $  149,101      $  846,173
                                                    ==========      ==========

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Advances to stockholder:
               As of December 31, 2001, the Company had made advances to a stockholder totaling $223,864 which were noninterest bearing and without specific repayment terms. During 2002, the advances were repaid. As of December 31, 2002 and 2001, the Company had an obligation to the stockholder for the payment of accrued compensation totaling approximately $222,000 and $46,000, respectively (see Note 8).


Note 5 - Convertible notes payable:
               During 2001, the Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement and received gross proceeds of $2,620,000 which equaled the aggregate principal balance of the convertible notes. As further described below, the Company recorded discounts for the fair value of the warrants and beneficial conversion rights issued in connection with the convertible notes totaling $2,338,829 of which $1,198,136 was amortized to interest expense in 2001 and the remaining $1,140,693 was amortized in 2002. It also added $74,908 of interest to principal in 2002 and repaid convertible notes in the principal amount of $120,000 in 2001. Accordingly, at December 31, 2002 and 2001, the convertible notes had a net carrying value of $2,574,908 and $1,434,215, respectively. Convertible notes in the principal amount of $1,000,000 are secured by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The convertible notes outstanding at December 31, 2002 and 2001 were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share, originally bore interest at annual rates ranging from 8% to 12% and were scheduled to be paid at various dates through September 30, 2002.

               As of December 31, 2002, the Company had defaulted on the repayment of all of its outstanding convertible notes and accrued interest totaling approximately $290,000. As a result of the defaults, the range of interest rates on the convertible notes increased to 13.5% to 18%. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

               The warrants to purchase 939,166 shares of common stock sold with the convertible debentures through the private placement expire on various dates through September 2006. Warrants for 400,000 shares are exercisable at $2.00 per share; warrants for 535,416 shares are exercisable at $2.50 per share; and warrants for 3,750 shares are exercisable at $5.00 per share. Based on the relative fair values of the convertible notes and the warrants at the respective dates of issuance, proceeds from the private placement of $1,002,775 were allocable to the fair value of the warrants which was determined using the minimum value option-pricing model pursuant to the provisions of SFAS 123. Accordingly, the Company initially increased additional paid-in capital by $1,002,775 for the fair value of the warrants and reduced the carrying value of the convertible notes for the same amount for the debt discount attributable to the fair value of the warrants.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Convertible notes payable (continued):
               Convertible notes in the principal amount of $1,745,000 sold through the private placement in 2001 that are convertible into 1,864,605 shares of common stock at prices ranging from $1.50 to $2.50 per share had effective conversion prices after the allocation of a portion of the proceeds to the warrants ranging from $1.08 to $2.10 per share. The fair value of the Company's common stock at the respective dates of issuance was $2.50 per share. Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the excess of the fair value per share over the effective conversion price per share is a beneficial conversion feature or right for which the value is measured as of the respective dates of issuance by the difference between the aggregate effective conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible (the intrinsic value method). Accordingly, the Company initially increased additional paid-in capital by $1,336,050 and reduced the carrying value of the convertible notes by the same amount for the intrinsic value of the beneficial conversion rights.

               The Company issued warrants to purchase 202,014 shares of its common stock with exercise prices of $1.33 and $2.50 expiring through October 2006 as consideration for services rendered in connection with the private placement of the convertible notes in 2001. The Company valued these warrants at $120,886 based on the minimum value option pricing model of which $87,833 was allocable to the sale of the convertible notes. Accordingly, the Company initially increased deferred loan costs by $87,833 and additional paid-in capital for the same amount. In addition, the Company made cash payments for legal and other services rendered in connection with the issuances of the convertible notes totaling $212,745 of which $169,451 was allocable to the sale of the convertible notes and, accordingly, also included in deferred loan costs and $43,294 was allocable to the sale of the warrants and charged to additional paid-in capital.

               In October 2001, the holder of convertible notes with an aggregate principal balance of $700,000 that was past due agreed to extend the due dates for the payment of the notes and the accrued interest thereon of $74,908 to September 30, 2002. The
               Company issued warrants to purchase 200,000 shares of the Company's common stock at $1.50 per share that expire in September 2006 to the holder of the convertible notes as consideration for the extension. The Company valued the warrants at $211,171 based on the minimum value option-pricing model and initially increased deferred loan costs and additional paid-in capital for that amount.

               The deferred loan costs incurred in 2001 in connection with the sale of the convertible notes totaled $468,455, of which $238,639 was amortized to interest expense in 2001 and the remaining $229,804 was amortized in 2002.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible notes payable (concluded):
               As explained above, the Company became obligated to issue a total of 46,816 warrants for the purchase of common stock every 30 days to holders of certain convertible notes as a result of its defaults until principal and interest are paid. The Company issued warrants to those noteholders for the purchase of 468,160 shares during 2002. The Company valued those warrants at $189,193 based on the minimum value option-pricing model and charged interest expense and increased additional paid-in capital by that amount in 2002.

               During 2001, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to a holder of convertible notes in the principal amount of $1,394,908 in connection with negotiations for the extension of the due date of the note. The warrants are exercisable at prices ranging from $2.00 to $2.50 per share and expire through October 2004. The Company valued these warrants at $19,053 based on the minimum value option-pricing model and charged interest expense and increased additional paid-in capital by that amount in 2001.

               The issuances of the warrants and the beneficial conversion rights described above were noncash transactions and, accordingly, they are not reflected in the accompanying consolidated statements of cash flows.


Note 6 - Other notes payable:
               As of December 31, 2002, other notes payable had an aggregate balance payable of $204,000, bear interest at 10%, mature on June 12, 2003 and are secured by approximately 1,416,000 shares of GHC's common stock owned by one of its stockholders. One of the notes, which had a balance of $75,000, was issued to a former stockholder of GHC as part of the consideration for his agreement to allow the Company to cancel 9,562,269 shares of GHC common stock he had owned in connection with the reverse acquisition (see Note 1). The amount paid in connection with the cancellation of the shares was charged to additional paid-in capital in 2002. The other note, which had a balance of $129,000, was issued to pay fees in that amount that were charged to selling, general and administrative expenses in 2002 for services the Company received in connection with the reverse acquisition.

               The issuances of the notes payable were noncash transactions and, accordingly, they are not reflected in the accompanying 2002 consolidated statement of cash flows.


Note 7 - Income taxes:
               As of December 31, 2002, the Company had net operating loss carryforwards of approximately $16,900,000 available to reduce future Federal and state taxable income which will expire at various dates through 2022.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Income taxes (concluded):
               As of December  31, 2002 and 2001,  the  Company's  deferred  tax
               assets   consisted  of  the  effects  of  temporary   differences
               attributable to the following:

                                                 2002              2001
                                             -----------       -----------
Accrued compensation                         $   546,000       $   167,000
Other accrued expenses                            73,000            71,000
Depreciation                                      40,000            50,000
Investments in equity investees                  369,000           369,000
Issuances of stock options and warrants        2,121,000         1,643,000
Net operating loss carryforwards               6,700,000         5,360,000
                                             -----------       -----------
                                               9,849,000         7,660,000
Less valuation allowance                      (9,849,000)       (7,660,000)
                                             -----------       -----------
    Totals                                   $        --       $        --
                                             ===========       ===========


               Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject its net operating loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset its deferred tax assets by equivalent valuation allowances as of December 31, 2002 and 2001. The Company had also offset the potential benefits from its deferred tax assets by an equivalent valuation allowance as of December 31, 2000. As a result of the increases in the valuation allowances of approximately $2,189,000 and $3,527,000 in 2002 and 2001, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset the Company's pre-tax losses.


Note 8 - Commitments and contingencies:

               Operating leases:
                  The Company leases two office facilities under leases classified as operating leases for accounting purposes which expire in February 2003 and July 2004. At December 31, 2002, approximate future minimum lease payments under the operating leases in each of the years subsequent to December 31, 2002 were as follows:

                        Year Ending
                       December 31,                             Amount
                       ------------                             ------
                            2003                               $217,000
                            2004                                 98,000
                                                             ----------

                                Total                          $315,000
                                                               ========


                  Rent expense was approximately $456,000 and $458,000 in 2002 and 2001, respectively.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and contingencies:

               Litigation:
                  On May 31, 2002, one of the holders of the Company's past due convertible notes (see Note 5) obtained a judgment against the Company in the Supreme Court of the State of New York, County of New York, that requires the Company to pay her approximately $1,376,000 plus any applicable interest subsequent to the date of the judgment. As of December 31, 2002, the Company was carrying the convertible note at approximately $1,449,000, which was comprised of the principal balance of $1,274,000 and accrued interest of approximately $175,000. The Company has been attempting to negotiate a forebearance agreement with the noteholder and, as of March 19, 2003, the noteholder had not taken any other actions to enforce the judgment. However, management cannot assure that the Company will be able to reach any agreement with the noteholder for her continued forebearance and if she does take additional actions against the Company such actions could have a material adverse impact on the Company's financial condition and its operations.

                  The Company is a party to various other claims and lawsuits incidental to its business. In the opinion of management, the resolution of such contingencies will not materially affect the consolidated financial position, results of operations or cash flows of the Company in subsequent years.

               Unpaid wages:
                  As of March 31, 2003, accrued expenses included approximately $1,368,000 for amounts payable to current and former officers and other current and former employees that the Company did not have the resources to pay. Although as of March 19, 2003 the Company was not subject to and was not aware of any actions related to the enforcement of claims for such unpaid amounts, management cannot assure that the Company will be able to reach any agreement with the employees or the former employees if they do take action to enforce their claims; such actions could have a material adverse impact on the Company's financial condition and its operations.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stock options and warrants:

               Employee stock option plans:
                  During 2000, the Company's Board of Directors adopted the 2000 Director Stock Option Plan (the "2000 Director Option Plan") which authorized grants of options to eligible nonemployee/nonfounder directors ("Eligible Directors"), as defined, for the purchase of up to 600,000 shares of common stock. In conjunction with the adoption of the 2000 Director Option Plan, the Board of Directors also approved grants of options for the purchase of at least 10,000 shares of common stock to each Eligible Director on December 1st of each year from 2002 through 2009 at an exercise price that cannot be less than the fair market value of the common stock at the date of each grant. Such options will be exercisable upon issuance. On January 7, 2002, the Board of Directors amended the 2000 Director Option Plan to authorized grants of options for the purchase of up to 1,800,000 shares of common stock, subject to automatic annual increases of 50,000 shares per Eligible Director serving on the Board of Directors. As of December 31, 2002, there were options to purchase 1,270,000 shares outstanding under the 2000 Director Option Plan and options for the purchase of 780,000 shares were available for grant.

                  During 2000, the Company's Board of Directors also adopted the 2000 Stock Option/Stock Incentive Plan (the "2000 Stock Option Plan") which provides for the grants of incentive and nonincentive stock options to the Company's directors, officers, employees and consultants for the purchase of up to 3,000,000 shares of common stock. As of December 31, 2002, there were options to purchase 795,000 shares outstanding under the 2000 Stock Option Plan and options for the purchase of 2,205,000 shares were available for grant.

                  Options granted under the 2000 Director Option Plan and 2000 Stock Option Plan cannot be exercisable more than 10 years after the date of grant. Otherwise, the terms of each option and the manner of exercise will be determined by the Board of Directors.

               Shares subject to employee stock options:
                  A summary of the status of the Company's shares subject to options under the 2000 Director Option Plan and 2000 Stock Option Plan and options granted by the Board of Directors that are not subject to either of those plans as of December 31, 2002 and 2001 and the changes during the years ended 2002 and 2001 is presented below:

                                      GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                                           (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stock  options and warrants  (continued):
            Shares  subject to employee stock options (continued):

                                                        2002                                  2001
                                             -----------------------------          ---------------------------
                                                                Weighted                            Weighted
                                               Shares            Average             Shares          Average
                                                 or             Exercise              or             Exercise
                                               Price             Price               Price            Price
                                             ---------       -------------          -------       -------------
Outstanding, beginning of year               1,607,000       $         .99          528,500       $        1.33
Granted (A)                                  1,525,000                 .60        1,242,000                 .91
Cancelled                                   (1,067,000)               (.99)        (163,500)              (1.33)
                                             ---------                              -------

Outstanding, end of year                     2,065,000       $         .23        1,607,000       $         .99
                                            ==========       =============       ==========       =============

Options exercisable, end of year             1,560,000                            1,607,000
                                            ==========                           ==========

Weighted average fair value of options
    granted during the year                 $     1.00                           $     2.50
                                            ==========                           ==========


         (A) Includes options to purchase 100,000 shares exercisable at $1.33 per share granted in 2001 that were not subject to the Company's stock option plans.

                  The following table summarizes information about the stock options outstanding at December 31, 2002:

                                                    Weighted
                                                    Average
                                                   Years of           Weighted                                    Weighted
                                                   Remaining           Average                                     Average
      Exercise                Number              Contractual         Exercise               Number               Exercise
       Prices               Outstanding               Life              Price              Exercisable              Price
     ---------               ---------                ----              -----               ---------               -----
         $ .60               1,525,000                8.50              $ .60               1,200,000               $ .60
           .65                 235,000                8.75                .65                 156,667                 .65
          1.33                 305,000                5.75               1.33                 203,333                1.33
                             ---------                                                      ---------
     $.60-1.33               2,065,000                8.40              $ .68               1,560,000               $ .65
     =========               =========               =====              =====               =========               =====


                  Options outstanding at December 31, 2002 expire from 2003 to 2012.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stock  options and warrants  (continued):

               Shares  subject to employee stock options (concluded):
                  The fair value of the Company's common stock exceeded the exercise price at the date that each option was granted to an employee during 2002 and 2001. The aggregate excess was $418,148 and $1,922,305 during 2002 and 2001, respectively.
                  Since the Company has elected to continue to use the Intrinsic Value Method pursuant to APB 25 in accounting for stock options granted to its employees (see Note 2), the aggregate excess was accounted for as employee compensation. The aggregate excess for options that became exercisable upon issuance totaled $31,363 and $288,148 during 2002 and 2001, respectively, and, accordingly, the Company charged compensation expense and increased additional paid-in capital by those amounts in those respective years. The aggregate excess for options that become exercisable over a period of three years from the respective dates of grant totaled $130,000 and $1,771,040 during 2002 and 2001, respectively, and, accordingly, the Company charged unearned compensation and increased additional paid-in capital by those amounts in those respective years. As a result of the cancellation of options during 2002 that were initially exercisable over a period of three years, the Company reduced unearned compensation for the remaining balance of unearned compensation related to those options by $923,455. Amortization of unearned compensation totaled $183,153 and $465,541 during 2002 and 2001, respectively. The remaining balance of unearned compensation of $328,891 and $1,587,887 as of December 31, 2002 and 2001, respectively, has been reflected as a separate component of stockholders' deficiency in the accompanying consolidated balance sheets.

                  Pro forma net loss and pro forma net loss per share for 2002 and 2001 computed using a fair value based method of accounting for stock options as required by SFAS 123 have not been presented because they do not differ materially from the related historical amounts reflected in the accompanying consolidated statements of operations.

               Shares subject to warrants:
                  The following table summarizes certain information with respect to warrants to purchase shares of the Company's common stock outstanding as of December 31, 2002 and 2001 and the changes in outstanding warrants during 2002 and 2001:

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock  options and warrants  (continued):
               Shares  subject to warrants (concluded):

                                                           2002                                   2001
                                                -----------------------------           ------------------------------
                                                                   Exercise                               Exercise
                                                 Shares             Prices                Shares           Prices
                                                ---------      --------------           ---------       --------------
  Outstanding, beginning of year                5,362,032      $1.00 to $5.00           3,980,852       $1.00 to $5.00
  Sold or issued in connection with
     private placement of convertible
     notes (A) (F)                                                                      1,141,180        1.33 to  5.00
  Issued for interest on or extension of
     past due convertible notes (A) (F)           468,160                2.50             200,000                 1.50
  Issued in connection with negotiations
     for the extension of convertible
     notes (A) (F)                                                                         40,000        2.00 to  2.50
  Issued for legal services (B) (D) (F)           500,000                .001
  Issued for consulting services (C) (D)
     (F)                                          622,000                1.00
  Exercised                                       (28,000)              (1.00)
                                                ---------                               ---------

  Outstanding, end of year (E)                  6,924,192      $.001 to $5.00           5,362,032       $1.00 to $5.00
                                                =========      ==============           =========       ==============

                      (A)   See Note 5.

                      (B) The Company issued these warrants as a payment for legal services in December 2002. The warrants are exercisable through December 2007. The Company valued these warrants at $408,975 based on the minimum value option-pricing model and charged selling, general and administrative expenses and increased additional paid-in capital by that amount in 2002. A principal of the law firm that received the warrants is also a director and officer of the Company.

                      (C) The Company issued these warrants as a payment for consulting services in December 2002. The warrants are exercisable through December 2007. The Company valued these warrants at $1,244,000 based on the minimum value option-pricing model and charged selling, general and administrative expenses and increased additional paid-in capital by that amount in 2002.

                      (D) The issuances of these warrants were noncash transactions and, accordingly, they are not reflected in the accompanying 2002 consolidated statement of cash flows.

                      (E) All of the warrants outstanding at December 31, 2002 were exercisable and expire from 2003 through 2010.

                      (F) The fair value of all of the warrants issued by the Company to nonemployees for goods and services during 2002 and 2001 was determined using the minimum value option-pricing model in accordance with SFAS 123 based on the following assumptions: an expected life of the options of one to five years; a risk free interest rate of 4.5%; and volatility of 100%.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock options and warrants (concluded):

               Restatement of financial statements related to issuance of warrants:
                  Subsequent to the original issuance of its consolidated financial statements as of December 31, 2002 and for the year then ended, the Company determined that it had not accounted for the issuance of the warrants to purchase 622,000 shares of common stock exercisable at $1.00 per share that had a fair value of $1,244,000 as described above. The accompanying 2002 consolidated financial statements have been restated to include a charge to selling, general and administrative expenses and an increase in additional paid-in capital for that amount. As a result of this correction, the Company's net loss and net loss per share increased from $5,972,104 and $.34 per share as originally reported to $7,216,104 and $.41 per share as restated.


Note 10- Other changes in stockholders' deficiency:
               The Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, of which 333,333 shares have been designated as Series A convertible preferred stock ("Series A shares") and 4,500,000 shares have been designated as Series B convertible preferred stock ("Series B shares"). As of December 31, 2002 and 2001, there were 225,029 Series A shares outstanding. Each Series A share is convertible into three shares of the Company's common stock at the option of the holder. The holder of each Series A share is entitled to receive an annual dividend of $.75 per share if and when declared by the Company's Board of Directors and $15.00 per share plus cumulative dividends in arrears upon the liquidation of the Company. Holders of Series A shares do not have any voting rights. During 2001, the Company issued 19,452 shares of common stock with an aggregate fair value of $48,628 as dividends to holders of 112,251 Series A shares in exchange for their agreement to waive their right to cumulative cash dividends on those shares through December 31, 2001. The issuances of common shares to pay the dividends on the Series A shares were noncash transactions and, accordingly, they are not reflected in the accompanying 2001 consolidated statement of cash flows.

               From June through December 2002, the Company sold 469,000 Series B shares through private placements and received proceeds of $362,760, net of related expenses of $65,740. Each Series B share is convertible into one share of the Company's common stock at the option of the holder. Holders of Series B shares were not entitled to dividends and had no voting rights. The holder of each Series B share was entitled to receive $2.00 per share plus cumulative dividends in arrears upon the liquidation of the
               Company. Each Series B share sold by the Company was automatically convertible into one share of the Company's common stock when the Company became a publicly-held company as a result of the merger that was consummated on December 13, 2002 (see Note
               1) and its ratification by stockholders. The Company did not obtain the required ratification until March 19, 2003 and, accordingly, the Series B shares were shown as outstanding in the accompanying consolidated balance sheet as of December 31, 2002.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Other changes in stockholders' deficiency (concluded):
               The Company is also authorized to issue 40,000,000 shares of common stock with a par value of $.001 per share.

               In addition to the issuances of shares of preferred stock described above and the issuances and cancellations of common stock, options and warrants described in Notes 1, 5 and 9, the Company issued 250,000 shares of its common stock as a payment for financial consulting services in 2002. The Company charged the fair value of the shares of $250,000 to selling, general and administrative expenses and increased additional paid-in capital by that amount in 2002. The issuance of these shares was a noncash transaction and, accordingly, it is not reflected in the accompanying 2002 consolidated statement of cash flows.

               The Company had conducted and discontinued certain unrelated operations prior to the commencement of its development stage activities related to biometric security solutions on January 1, 1998. The Company's accumulated deficit at December 31, 2002 and 2001 was comprised of the following:

                                                            2002             2001
                                                        -----------      -----------
Deficit accumulated prior to the development stage      $   820,132      $   820,132
Deficit accumulated in the development stage             22,946,232       15,730,128
                                                        -----------      -----------

    Totals                                              $23,766,364      $16,550,260
                                                        ===========      ===========


Note 11- Other related party transactions:

               In 2000, the Company acquired technology from unrelated parties for synthesizing realistic video sequences of a person speaking, which makes it possible to create photo-realistic animated humans for e-commerce, e-support and other applications. In 2002, the Company licensed the technology to NGM Tec, Inc. ("NGM") for $2,000,000 plus royalties of 3% and NGM's agreement to make payments totaling $250,000 to one of the unrelated sellers in connection with the completion of the development of the technology. Two officers of the Company are also directors of the Company and NGM. Although, NGM paid the Company $328,000 in 2002 and has continued to make the required payments to the unrelated party in connection with the completion of the technology, it has failed to make all of its remaining payments to the Company and, accordingly, it was in default of its obligations to the Company as of December 31, 2002. The Company has no remaining obligations to NGM and, accordingly, it recognized the amount it was paid by NGM as revenue in 2002 (see Note 2). Although the Company had begun to renegotiate the terms of the license agreement with NGM as of March 19, 2003, it had not taken any actions to void the license agreement or obtain another licensee. The Company will not accrue any additional amounts as receivables and revenue until it is probable that NGM will be able to make its payments to the Company and the unrelated party.

                                      * * *