Form 10QSB
period 2003-06-30
GRAPHCO HOLDINGS CORP
filed 2003-08-29
CIK 1168251

                                   FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

The Company's form 10QSB for the period ended June 30, 2003 was not reviewed by the Company's independent public accountants as required by Item 310(b) of Regulation S-B due to dispute as to whether an additional amount should be paid at this time to said independent public accountants, in order for said independent public accountants to complete said review.

                     For the fiscal quarter ended: June 30,
                     2003 Commission file number: 333-60186


                             GRAPHCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                  75-2926438
(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                    Identification No.)


                               41 University Drive
                          Newtown, Pennsylvania, 18940
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of August 25, 2003, there were 20,172,304 shares of the Issuer's common stock, par value $0.001, issued and outstanding of which 17,351,553 shares are in the name of our operating subsidiary, Graphco Technologies, Inc. and are being distributed pro rata to the former shareholders of Graphco Technologies, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2003 (unaudited) And December 31, 2002.............................................        2

Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2003 and 2002 and period from
January 1, 1998 (date of Inception) to June 30, 2003 (unaudited) ...........................        3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency
Six Months ended June 30, 2003 and period from January 1, 1998 (date of Inception)
to June 30, 2003 (unaudited) ...............................................................      4-7

Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2003 and
Period from January 1, 1998 (date of Inception) to June 30, 2003 (unaudited) ...............      8-9


Notes to Condensed Consolidated Financial Statements (unaudited) ...........................    10-17

Item 2.  Management's Discussion and Analysis on Plan of Operations.........................    18-22

Item 3. Controls and Procedures.............................................................       22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ..................................................................       23

Item 2. Changes in Securities ..............................................................       23

Item 3. Defaults upon Senior Securities ....................................................       23

Item 4. Submission of Matters to a Vote of Security Holders.................................       24

Item 5. Other Information...................................................................       24

Item 6. Exhibits and Reports on Form 8-K....................................................       24

Signatures..................................................................................       25

Certifications..............................................................................    26-30

Item 1. Financial Statements

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                         ( A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (Unaudited) AND DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                                                        June 30,          December 31,
                                                                                          2003                2002
                                                                                    -----------------    --------------
                                                                                      (Unaudited)
     Current Assets:
        Cash                                                                            $     28,164       $        955
        Accounts receivable                                                                    1,808              1,808
        Prepaid expenses                                                                      77,710             65,708
                                                                                    -----------------    --------------
            Total current assets                                                             107,682             68,471

     Property and equipment, net of accumulated depreciation
       and amortization of $274,474 and $247,820                                             122,447            149,101
     Investment, at equity                                                                        --                 --
     Other assets                                                                             22,432             22,432
                                                                                    -----------------    --------------

                               Totals                                                   $    252,561       $    240,004
                                                                                    =================    ==============


                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------

Current Liabilities:
     Convertible notes payable                                                          $  2,574,908       $  2,574,908
     Accounts payable and other accrued expenses                                           4,080,162          3,465,059
     Other notes payable                                                                     209,000            204,000
                                                                                    -----------------    --------------

        Total liabilities                                                                  6,864,070          6,243,967
                                                                                    -----------------    --------------

Commitments and contingencies


Stockholders' deficiency:
     Preferred Stock, no par value, 5,000,000 shares authorized:
        Series A convertible preferred stock; 333,333 shares authorized;
         225,029 shares issued and outstanding (aggregate liquidation
         preference - $ 3,579,948 and $3,495,563)                                          3,265,383          3,265,383
        Series B convertible preferred stock, no par value; 4,500,000 shares authorized; 469,000 shares issued and outstanding (aggregate
         liquidation preference $ 938,000)                                                        --            415,760
     Subscription receivable for 53,000 shares of Series B
         convertible preferred stock                                                              --            (53,000)
     Common Stock, par value $.001 per share; 40,000,000 shares authorized:
       19,798,968 and 18,511,793 shares issued and outstanding                                19,799             18,512
     Additional paid-in capital                                                           16,131,348         14,444,637
     Unearned compensation                                                                  (237,661)          (328,891)
     Accumulated deficit, including $24,970,246 and $22,946,232
       accumulated in the development stage                                              (25,790,378)       (23,766,364)
                                                                                     ----------------    --------------
        Total stockholders' deficiency                                                    (6,611,509)        (6,003,963)
                                                                                     ----------------    --------------

                               Totals                                                   $    252,561       $    240,004
                                                                                     ================    ==============

See Notes To Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO JUNE 30, 2003 (UNAUDITED)



                                                     Three Months Ended                Six Months Ended
                                                 ----------------------------    ----------------------------    Cumulative
                                                   June 30,        June 30,        June 30,        June 30,      Development
                                                     2003            2002            2003            2002           Stage
                                                 ------------    ------------    ------------    ------------    ------------
Revenues                                         $         --    $    215,867    $         --    $    277,986    $  1,532,975
Cost of revenue                                            --              --              --          10,356         713,002
                                                 ------------    ------------    ------------    ------------    ------------
Gross profit                                               --         215,867              --         267,630         819,973
                                                 ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Research and development                          88,319          74,481         180,009         197,763       4,915,222
     Selling, general and administrative              615,442         651,507       1,571,891       1,426,948      16,319,766
                                                 ------------    ------------    ------------    ------------    ------------
              Totals                                  703,761         725,988       1,751,900       1,624,711      21,234,988
                                                 ------------    ------------    ------------    ------------    ------------

Loss from operations                                 (703,761)       (510,121)     (1,751,900)     (1,357,081)    (20,415,015)
                                                 ------------    ------------    ------------    ------------    ------------

Interest income                                            --              76              --             138         184,354
Interest expense, including amortization of
 deferred loan fees and debt discount of $-0-,
 $1,101,945 and $2,807,284                           (136,057)       (396,795)       (272,114)     (1,311,629)     (3,763,414)
Loss on equity invested                                    --              --              --              --        (949,420)
Other                                                      --              --              --              --          21,877
                                                 ------------    ------------    ------------    ------------    ------------
              Totals                                 (136,057)       (396,719)       (272,114)     (1,311,491)     (4,506,603)
                                                 ------------    ------------    ------------    ------------    ------------

Net loss                                         $   (839,818)   $   (906,840)   $ (2,024,014)   $ (2,668,572)   $(24,921,618)
                                                 ============    ============    ============    ============    ============

Basic loss per common share                            ($0.04)         ($0.05)        ($0.11)          ($0.15)
                                                 ============    ============    ============    ============

Basic weighted average number of common
  shares outstanding                               19,407,957      17,323,553      19,222,574      17,323,553
                                                 ============    ============    ============    ============

See Notes To Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO JUNE 30, 2003 (Unaudited)


                                                   Series A Convertible
                                                      Preferred Stock                Common Stock
                                                 -------------------------    ---------------------------    Additional
                                                 Number of                    Number of                        Paid-in
                                                   Shares         Amount         Shares         Amount         Capital
                                                 ------------   -----------   ------------    ------------   -------------
Balance, January 1, 1998                         1,000,000                       3,721,695    $      3,722    $   418,750
2.68975-for-1 stock split                                                        6,282,378           6,282         (6,282)
Stock issued for services                                                          360,000             360           (360)
Detachable warrants issued in connection
   with bridge financing                                                                                           86,064
Retirement of preferred shares                  (1,000,000)
Net loss
                                                ----------                     ----------     ------------     ----------
Balance, December 31, 1998                                                      10,364,073          10,364        498,172
Stock issued in connection with private
   placement                                                                     5,881,054           5,881      6,389,287
Stock issued in connection with
   acquisition                                                                      23,810              24         31,644
Stock exchanged for the retirement of
   bridge notes                                                                    474,506             474        564,618
Net loss
                                                ----------                     ----------     ------------     ----------
Balance, December 31, 1999                                                      16,743,443          16,743      7,483,721
Stock issued in connection with
   private placement                               225,029    $  3,265,383
Stock warrants exercised                                                           246,659             247        327,809
Stock issued in connection with acquisition                                        143,999             144        191,375
Stock issued for services                                                           50,000              50         66,450
Warrants issued for services                                                                                       31,280
Net loss
                                                 ---------      ----------    ------------    ------------   -------------
Balance, December 31, 2000                         225,029       3,265,383      17,184,101          17,184      8,100,635

                                                   Accumulated
                                                    Deficit           Total
                                                  -------------    ------------
Balance, January 1, 1998                         $    (820,132)   $   (397,660)
2.68975-for-1 stock split
Stock issued for services
Detachable warrants issued in connection
   with bridge financing                                                86,064
Retirement of preferred shares
Net loss                                              (742,295)       (742,295)
                                                    ----------      -----------
Balance, December 31, 1998                          (1,562,427)     (1,053,891)
Stock issued in connection with private
   placement                                                         6,395,168
Stock issued in connection with
   acquisition                                                          31,668
Stock exchanged for the retirement of
   bridge notes                                                        565,092
Net loss                                            (1,489,397)     (1,489,397)
                                                    ----------      -----------
Balance, December 31, 1999                          (3,051,824)      4,448,640
Stock issued in connection with
   private placement                                                 3,265,383
Stock warrants exercised                                               328,056
Stock issued in connection with acquisition                            191,519
Stock issued for services                                               66,500
Warrants issued for services                                            31,280
Net loss                                            (7,157,185)     (7,157,185)
                                                    ----------      -----------
Balance, December 31, 2000                         (10,209,009)      1,174,193

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO JUNE 30, 2003 (Unaudited)

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


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO JUNE 30, 2003 (Unaudited)



                                       Series A Convertible      Series B Convertible Stock
                                         Preferred Stock               Preferred Stock                  Common Stock
                                       ---------------------    ------------------------------    ------------------------
                                       Number of                Number of           Subscription   Number of
                                         Shares     Amount       Shares   Amount     Receivable     Shares         Amount
                                       ---------   ---------    -------   ------     ---------    ----------      --------
Effects of reverse acquisition                                                                       938,240    $     939

Compensatory stock options issued to
   employees and directors

Cancellation of compensatory stock options issued to employees and directors

Amortization of unearned compensation

Warrants issued for payment of interest

Warrants issued for services

Exercise of warrants

Sale of Series B preferred stock, net
   of expenses of $65,740                                       469,000  $415,760    $(53,000)

Common stock issued for services                                                                     250,000          250

Net loss

                                       ---------   ---------    -------   ------     ---------    ----------      --------
Balance, December 31, 2002               225,029   3,265,383    469,000  415,760      (53,000)    18,511,793       18,512



                                                   Additional
                                                     Paid-in    Unearned      Accumulated
                                                     Capital   Compensation     Deficit        Total
                                                   ---------   ------------   -----------   -----------
Effects of reverse acquisition                   $  (154,935)                              $  (153,996)

Compensatory stock options issued to
   employees and directors                           418,148   $(130,000)                      288,148

Cancellation of compensatory stock options
   issued to employees and directors                (923,455)    923,455

Amortization of unearned compensation                            465,541                       465,541

Warrants issued for payment of interest              189,193                                   189,193

Warrants issued for services                       1,652,915                                 1,652,915

Exercise of warrants                                  28,000                                   28,000

Sale of Series B preferred stock, net
   of expenses of $65,740                                                                      362,760

Common stock issued for services                     249,750                                   250,000

Net loss
                                                                              $(7,216,104)   (7,216,104)
                                                  ----------    --------      -----------   -----------
Balance, December 31, 2002                        14,444,637    (328,891)     (23,766,364)   (6,003,963)

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO JUNE 30, 2003 (Unaudited)


                                                              Series A Convertible
                                                                 Preferred Stock          Series B Convertible Preferred Stock
                                                          ----------------------------   ----------------------------------------
                                                          Number of                        Number                   Subscriptions
                                                           Shares            Amount       of Shares       Amount      Receivable
                                                          ----------      ------------   -----------   ------------  ------------
Sale of Series B preferred stock through private
  placement, net of expenses of $16,390                                                      46,500     $     36,610

Conversion of Series B preferred stock into common stock                                    (515,50)        (452,370)

Sale of Common Stock through private placement, net of expenses of $3,000

Compensatory stock options issued to employees

Amortization of unearned compensation

Warrants issued for payment of interest

Exercise of warrants

Common stock issued for services

Common stock issued in consideration for payment of accounts payable

Payments of subscription receivable                                                                                          53,000

Net loss
                                                         -------   ---------------      -----------     ------------   ------------
Balance, June 30, 2003                                   225,029   $     3,265,383               --     $         --   $         --
                                                         =======   ===============      ===========     ============   ============


                                                    Common Stock
                                               ------------------------
                                                                          Additional
                                                 Number of                  Paid-in        Unearned      Accumulated
                                                  Shares      Amount        Capital       Compensation      Deficit        Total
                                                ---------- ------------- -------------   --------------  ------------   -----------
Sale of Series B preferred stock
  through private placement, net of
  expenses of $16,390                                                                                                $     36,610

Conversion of Series B preferred
  stock into common stock                        515,500           515       451,855

Sale of Common Stock through private placement,
  net of expenses of $3,000                      343,146           343       293,846                                      294,189

Compensatory stock options issued to employees                               100,845                                      100,845

Amortization of unearned compensation                                                        91,230                        91,230

Warrants issued for payment of interest                                      119,490                                      119,490

Exercise of warrants                              83,625            84        29,916                                       30,000

Common stock issued for services                 183,000           183       529,017                                      529,200

Common stock issued as consideration for
 payment of accounts payable                     161,904           162       161,742                                      161,904

Payments of subscription receivable                                                                                        53,000

Net loss                                                                                                (2,024,014)    (2,024,014)
                                               ---------- ------------  ------------   ------------   ------------   ------------
Balance, June 30, 2003                         19,798,968 $     19,799  $ 16,131,348   $   (237,661)  $(25,790,378)  $ (6,611,509)
                                               ========== ============  ============   ============   ============   ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO JUNE 30, 2003 (Unaudited)


                                                                                Six Months ended June 30,          Cumulative
                                                                             -------------------------------       Development
                                                                                2003                2002              Stage
                                                                             ------------       ------------       ------------
Operating activities:
Net loss                                                                     $ (2,024,104)      $ (2,668,572)      $(24,921,618)
Adjusts to reconcile net loss to net cash used in
         operating activities:
    Depreciation and amortization of property and equipment                        26,654            276,562          1,686,797
    Write-off of impaired property and equipment                                                                        377,004
    Note Payable issued for services                                                                                    129,000
    Warrants issued for payment of interest                                       119,490             59,745            308,683
    Warrants issued for services                                                  100,845                             1,344,845
    Common stock issued for services                                              529,200                               845,700
    Compensatory options and warrants issued to employees and directors            91,230                             1,054,675
    Amortization of unearned income                                                                                     648,694
    Charges to interest expense for amortization of:
       Deferred Loan Expenses                                                                        211,256            501,138
       Debt discount                                                                                 890,689          2,589,730
    Equity in net loss of equity investee                                                                               949,420
    Acquired research and development expenses                                                                          200,000
    Gain on sale of marketable securities                                                                               (40,949)
    Unrealized loss on marketable securities                                                                            108,249
Changes in operating assets and liabilities:
    Accounts receivable                                                                               15,881              2,041
    Prepaid expenses and other assets                                             (12,002)           287,807            (91,390)
    Other assets                                                                                      (9,772)            42,163
    Accounts payable and other accrued expenses                                   777,007            859,696          4,027,625
                                                                             ------------       ------------       ------------

                      Net cash used in operating activities                      (391,590)           (76,708)       (10,521,777)
                                                                             ------------       ------------       ------------


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO JUNE 30, 2003 (Unaudited)



                                                                                Six Months ended June 30,          Cumulative
                                                                             -------------------------------       Development
                                                                                2003                2002              Stage
                                                                             ------------       ------------       ------------
 Investing activities:
         Purchase of marketable securities                                                                             (540,210)
         Proceeds from maturity of marketable securities                                                                473,716
         Purchase of property and equipment                                                                          (1,813,319)
         Loan to related party                                                                                         (150,000)
         Acquisition of interest in equity investee                                                                    (750,000)
         Acquisition of technology license                                                                              (23,776)
                                                                             ------------       ------------       ------------
                        Net cash used in investing activities                        --                  --          (2,803,589)
                                                                             ------------       ------------       ------------

Financing activities:
         Payment for shares in connection with reverse acquisition                                                      (75,000)
         Proceeds from long-term debt                                                                                 1,160,000
         Repayments of long-term debt                                                                                (1,096,891)
         Costs of sales of convertible notes and warrants allocable to sales of:
             Convertible notes                                                                                         (169,451)
             Warrants                                                                                                   (43,294)
         Repayment of convertible notes payable                                                                        (120,000)
         Proceeds from sales of convertible notes and warrants                                                        2,620,000
         Proceeds form the exercise of warrants                                  30,000              23,000              58,000
         Proceeds from the private placement of preferred stock,
           net of expenses                                                       36,610              22,500           3,664,753
         Proceeds from the private placement of common stock,
           net of expenses                                                      294,189                                 294,189
         Issuance of common stock                                                53,000                               7,076,224
         Proceeds from debt obligations                                          35,555                                  35,555
         Payments on debt obligations                                           (30,555)                                (30,555)
         Other                                                                                                          (20,000)
                                                                             ------------       ------------       ------------

                        Net cash provided from financing activities             418,799              45,500          13,353,530
                                                                             ------------       ------------       ------------

Net increase (decrease) in cash                                                  27,209             (31,208)             28,164

Cash, beginning of period                                                           955              76,299                  --
                                                                             ------------       ------------       ------------

Cash, end of period                                                          $   28,164        $     45,091        $     28,164
                                                                             ============      =============       ============

Supplemental disclosure of cash flow data:
         Interest paid                                                                                             $    141,113
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

See Notes To Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of June 30, 2003, their results of operations for the three and six months ended June 30, 2003 and 2002, their cash flows and changes in stockholders' deficiency for the six months ended June 30, 2003 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB/A (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of June 30, 2003, it had a working capital deficit of approximately $6,756,000, cumulative net loss of $25,790,000 and a stockholders' deficiency of $6,612,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $209,000 that were in default as of June 30, 2003 and/or August 15, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ending June 30, 2004. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for their forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and see additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least June 30, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's form 10QSB for the period ended June 30, 2003 was not reviewed by the Company's independent public accountants as required by Item 310(b) of Regulation S-B due to dispute as to whether an additional amount should be paid at this time to said independent public accountants, in order for said independent public accountants to complete said review.

Note 2 - Earnings (loss) per share:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the six months ended June 30, 2003 includes the effects of the assumed conversion of shares of Series B convertible preferred stock that were subject to automatic conversion (see Note 9)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings (loss) per share (concluded):

from their respective dates of issuance (see Notes 2 and 10 to the Audited Financial Statements in the Form 10-KSB/A and Note 3 herein). The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses in the three and six months ended June 30, 2003 and 2002 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible notes payable that were outstanding during all or part of those periods would have been anti-dilutive. At June 30, 2003, there were 8,780,588 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share because they were anti-dilutive.

Note 3 - Convertible notes payable:

The Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at June 30, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB/A). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable (at The Company's discretion) by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes which were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to 18%. Accrued interest on the convertible notes total approximately $442,000 and $290,000 at June 30, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Convertible notes payable (concluded)

are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

The Company was required to issue warrants for the purchase of total of 280,896 shares of common stock during the six months ended June 30, 2003. Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company valued these warrants at approximately $119,490 based on the Black-Scholes option-pricing model and charged interest expense and increased additional paid-in capital by that amount during the six months ended June 30, 2003. The issuances of the warrants to the note holders were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statements of cash flows.

Note 4 - Other notes payable:

As of June 30, 2003, the Company had other notes payable with an aggregate balance of $209,000, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB/A). The Company was not able to repay those notes. During the six months ended June 30, 2003,the Company received loan proceeds of $35,555. The related notes payable were noninterest bearing. The Company repaid $30,555 during the six months ended June 30, 2003 and the remaining balance of $5,000 was in default as of June 30, 2003.

Note 5 - Income taxes:

As explained in Note 7 to the Audited Financial Statements in the Form 10-KSB/A, the Company is offsetting its deferred tax assets, which are attributable primarily to the potential benefits of its net operating loss carry forwards, by equivalent valuation allowances due to, among other things, the uncertainties related to the changes in the ownership of the Company, which could subject such net operating loss carry forwards to substantial annual limitations, and the uncertainties related to the extent and timing of its future taxable income. Accordingly, the Company did not recognize any credits for income taxes in the accompanying unaudited condensed consolidated statements of operations to offset its pre-tax losses.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Commitments and contingencies:

     Litigation:

On May 31, 2002, one of the holders of the Company's past due convertible notes (see Note 3 herein) obtained a judgment against the Company in the Supreme Court of the State of New York, County of New York, that requires the Company to pay her approximately $1,376,000 plus any applicable interest subsequent to the date of the judgment. As of December 31 2002, the Company was carrying the convertible note at approximately $1,489,000, which was comprised of the principal balance of $1,274,000 and accrued interest of approximately $215,000. The Company has been attempting to negotiate a forbearance agreement with the note holder and as of August 15, 2003, the note holder had not taken any other actions to enforce the judgment. However, management cannot assure that the Company will be able to reach any agreement with the note holder for her continued forbearance and if she does take additional actions against the Company such actions could have a material adverse impact on the Company's financial condition and its operations.

The Company is a party to various other claims and lawsuits incidental to its business. In the opinion of management, the resolution of such contingencies may materially affect the consolidated financial position, results of operations or cash flows of the Company in subsequent years.


     Unpaid wages:

As of June 30, 2003, accrued expenses included approximately $1,723,000 for amounts payable to current and former officers and other current and former employees that the Company did not have the resources to pay. Although as of June 30, 2003, the Company was not subject to and was not aware of any actions related to the enforcement of claims for such unpaid amounts, management cannot assure that the Company will be able to reach any agreement with the employees or the former employees if they do take action to enforce their claims; such actions could have a material adverse impact on the Company's financial condition and its operations.


Note 7 - Employee stock options:

As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued options to officers, directors and other employees for the purchase of 2,065,000 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $.60 to $1.33 per share and expiration dates from 2003 through 2012. No

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Employee stock options (concluded)

employee stock options were awarded, exercised or cancelled during the six months ended June 30, 2003.

During the three months ended March 31, 2003, the Company issued warrants for the purchase of 40,500 shares of common stock to an officer. The fair value of the Company's common stock exceeded the aggregate exercise price of the warrants granted by $100,845 at the date of the warrant were granted. As explained in
Note 2 to the Audited Financial Statements in the Form 10-KSB/A, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") whereby it recognizes compensation costs as a result of the issuance of stock options/warrants to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic Value Method"). The warrants issued to the officer became exercisable from the date of grant and, accordingly, charged compensation expense and increased additional paid-in capital by $100,845 during the six months ended June 30, 2003. The issuance of these warrants was a noncash transaction and, accordingly, it is not reflected in the accompanying 2003 unaudited condensed consolidated statement of cash flows.

The fair value of each option/warrant granted by the Company to its employees has exceeded the exercise price of the option. Inaccordance with the Intrinsic Value Method of accounting under APB 25, the Company has recorded such excess as compensation which has been charged to expense over the vesting period of the related option/warrant. The Company charged $146,460 to compensation expense during the six months ended June 30, 2003 as a result of the option granted to the officer and $45,615 of amortization of unearned compensation arising from grants of options in prior periods that did not vest immediately. The Company did not record any compensation expense related to grants of options to employees during the three months ended June 30, 2002.

Pro forma net loss and pro forma net loss per share for the three and six months ended June 30, 2003 and 2002 computed using a fair value based method of accounting for stock options as required by SFAS 123 have not been presented because they do not differ materially from the related historical amounts reflected in the accompanying condensed consolidated statements of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Outstanding warrants:

As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued warrants for the purchase of 6,424,192 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $1.00 to $5.00 per share and expiration dates from 2003 through 2010. During the three months ended June 30, 2003 warrants for 30,000 shares of common stock at $1.00 per share were exercised for cash, and warrants for 71,500 shares of common stock at $.60 per share were exercised in a cashless exercise for 53,625 shares of common stock. No warrants were cancelled during the six months ended June 30, 2003. The Company issued warrants for the purchase of a total of 280,896 shares of common stock during the six months ended June 30, 2003 to certain holders of its convertible notes (see Note 3 herein).

Note 9 - Other changes in stockholders' deficiency:

As explained in Note 10 to the Audited Financial Statements in the Form 10-KSB/A, the Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, of which 333,333 shares had been designated as Series A convertible preferred stock ("Series A shares"), 4,500,000 shares designated as Series B convertible preferred stock ("Series B shares").

During the six months ended June 30, 2003, the Company sold 46,500 Series B shares through private placements and received proceeds of $36,610, net of related expenses of $16,390. The Company had sold 469,000 Series B shares through private placements during 2002. Holders of Series B shares were not entitled to dividends and had no voting rights. Each Series B share sold by the Company was automatically convertible into one share of the Company's common stock when the Company became a publicly-held company as a result of the merger that was consummated on December 13, 2002 (see Note 1 to the Audited Financial Statements in the Form 10-KSB/A) and its ratification by stockholders on March 19, 2003.

In addition to the issuances of shares of preferred stock described above and the issuances of options and warrants described in Notes 3, 7 and 8, the Company issued 100,000 shares of its common stock as a payment for legal services in February 2003. The Company charged the fair value of the shares of $330,000 to selling, general and administrative expenses and increased additional paid-in capital by that amount in the six months ended June 30, 2003. The issuance of these shares was noncash transaction and, accordingly, it is not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2003. A principal of a law firm that

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Other changes in stockholders' deficiency (concluded):

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

OVERVIEW

Business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of June 30, 2003, their results of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002, their changes in stockholders' deficiency for the six months ended June 30, 2003 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2003. Pursuant to the rules and regulations of the United States
Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB/A (the "Form 10-KSB") for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of June 30, 2003, it had a working capital deficit of approximately $6,756,000, a cumulative net loss of
$25,790,000 and a stockholders' deficiency of $6,612,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $209,000 that were in default as of June 30, 2003 and/or August 15, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ending June 30, 2004. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into preferred or common stock and/or obtain agreements with creditors for their forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least June 30, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

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

The accounting policies and estimates used as of December 31, 2002 which were explained in the notes to the consolidated financial statements in the Company's previously filed form 10-KSB/A for the year ended December 31, 2002, have been applied consistently during the six months ended June 30, 2003.

RESULTS OF OPERATIONS:

Quarters ended June 30, 2003 as compared to June 30, 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003.

The Company generated revenues of approximately $-0-, $216,000 and $1,533,000 for the quarters ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003, respectively.

Selling general and administrative expenses for the quarters ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 were approximately $615,000, $652,000 and $16,320,000 respectively. Selling general and administrative expenses primarily consists of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment, and (iv) rent expense.

Research and development expenses for the quarters ended June 30, 2003, 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 were approximately $88,000, $74,000 and $4,915,000, respectively. Research and development expense primarily consists of payroll.

Net loss from operations for the quarters ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 was approximately $704,000, $510,000 and $20,415,000, respectively

Interest expense for the quarters ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003, was approximately $136,000, $397,000 and $3,763,000, respectively. Interest expense primarily consists of amortization relating to debt, which is a non-cash charge.

Net loss for the quarters ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003, was approximately $840,000, $907,000 and $24,922,000, respectively. The reasons for the net losses are explained above.

Liquidity and Capital Resources:

Graphco Holdings Corp. consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative loss of approximately $25,790,000 through June 30,

2003 and had a working capital deficiency of approximately $6,756,000 and a stockholders deficiency of $6,612,000. It also had convertible notes payable with principal balances of approximately $2,575,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ended June 30, 2004. In the absence of operating profits and positive cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain additional agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock, and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease twelve months ended June 30, 2003. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

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

The Company has defaulted on the repayment of these notes, therefore the interest rates increased from 13.5% to 18%. In addition, it also became obligated to issue to certain of these note holders warrants until the principal and interests are paid. (See Note 3 to the Condensed Consolidated Financial Statements)

During 2002 and 2003 through May 19, the date the merger was ratified  (see Note
9), the Company sold 515,500 shares of Series B preferred stock through a private placement and received proceeds of $534,500.


FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002:

Six months ended June 30, 2003

For the six months ended June 30, 2003, we utilized cash from operations of approximately $392,000. This was attributable to the following: (1) a net loss of approximately $2,024,000, which was offset by, (2) depreciation and amortization expense of approximately $27,000, (3) common stock and warrants issued for services of approximately $630,000, (4) charges relating to warrants issued for payment of interest of approximately $119,000, (5) amortization of unearned compensation totaling $91,000, and (6) increase in accounts payable and accrued expenses totaling $777,000.

We generated cash from financing activities of approximately $419,000, primarily attributable to the following: (1) net proceeds of approximately $90,000 received from the sale of and collection of subscriptions receivable for Series B preferred stock, (2) exercise of warrants for $30,000, and (3) net proceeds from the sale of 343,146 shares of common stock totaling approximately $294,000.

Six months ended June 30, 2002

For the six months ended June 30, 2002, we utilized cash from operations of approximately $77,000. This was attributable to the following; (1) a net loss of approximately $2,669,000, which was offset by, (2) depreciation and amortization expense of approximately $277,000, (3) charges relating to warrants issued for payment of interest of approximately $60,000, (4) amortization of deferred loan costs and debt discount totaling $1,102,000 (5) increase in accounts payable and accrued expenses totaling $860,000, and (6) decrease in accounts receivable and prepaid expenses totaling $304,000.

We generated cash from financing activities of $46,000 attributable to (1) the exercise of warrants for $23,000 and (2) net proceeds of approximately $23,000 from the sale of 12,500 shares of Series B preferred stock.


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




ITEM 5. OTHER INFORMATION



None

ITEM 6. EXHIBITS AND REPORTS



(a) The following reports have been filed since the end of our last fiscal year:

         Form 8-K filed on March 17, 2003 with respect to the engagement of JH Cohn LLP as our new Independent Accountants and the replacement of S.W. Hatfield, CPA as our Independent Accountants.

         Form 8-K/A filed on July 24, 2003 which attaches proforma financial information for the years ended December 31, 2002 and 2001 and financial statements of the business acquired as of December 31, 2002 and 2001 and for the period from January 1, 1998 (date of inception) to December 31, 2002.

         Form 8-K/A filed on August 14, 2003 which attaches audited Consolidated Financial Statements of Graphco Technologies, Inc. and its subsidiaries as of and for the year ended December 31, 2000 and which incorporates by reference the financial information contained in the Form 8-K/A on July 24, 2003.


(b) The following list sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-QSB:

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

Date: August 14, 2003
                                                Graphco Holdings Corp.

                                                By: /s/ Cristian Ivanescu
                                                    ----------------------------
                                                    Cristian Ivanescu
                                                    President, Chief
                                                    Executive Officer &
                                                    Chairman





                                                Graphco Holdings Corp.

                                                By: /s/ Rodger Wichterman
                                                    ----------------------------
                                                    Rodger Wichterman
                                                    Chief Financial Officer

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

                                                /s/ Cristian Ivanescu
                                                -------------------------------
                                                Cristian Ivanescu

Date:  August 14, 2003



Sworn to before me this
14th day of August 2003


/s/ Lorraine Bruno
--------------------------------------
Notary Public


Notarial Seal
Lorraine Bruno, Notary Public
Newtown Twp. Bucks County
My Commission Expires May 23, 2005

Member Pennsylvania Association of Notaries

                CERTIFICATION PURSUANT TO 18 US.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Graphco Holdings Corp. (the Company) on Form 10-QSB for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Cristian Ivanescu, President, Chief Executive Officer and Chairman, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: August 14, 2003

                                              /s/ Cristian Ivanescu
                                              ---------------------------------
                                              Cristian Ivanescu

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

                                                    /s/ Rodger Wichterman
                                                    ----------------------------
                                                    Rodger Wichterman

Date: August 14,  2003


Sworn to before me this
14th day of August 2003


/s/ Lorraine Bruno
---------------------------------
Notary Public


Notarial Seal
Lorraine Bruno, Notary Public
Newtown Twp. Bucks County
My Commission Expires May 23, 2005

Member Pennsylvania Association of Notaries

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Graphco Holdings Corp. (the Company) on Form 10-QSB for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Rodger Wichterman, Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Dated: August 14, 2003

                                                   /s/ Rodger Wichterman
                                                   ----------------------------
                                                   Rodger Wichterman