Form 10QSB/A
period 2003-06-30
GRAPHCO HOLDINGS CORP
filed 2003-09-16
CIK 1168251

                                  FORM 10-QSB/A

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal quarter ended: June 30, 2003
                       Commission file number: 000-49647


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of August 25, 2003, there were 19,974,153 shares of the Issuer's common stock, par value $0.001, issued and outstanding of which 17,351,553 shares are in the name of our operating subsidiary, Graphco Technologies, Inc. and are being distributed pro rata to the former shareholders of Graphco Technologies, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2003 (unaudited) And December 31, 2002.............................................        2

Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2003 and 2002 and period from
January 1, 1998 (date of Inception) to June 30, 2003 (unaudited) ...........................        3

Condensed Consolidated Statements of Changes in Stockholders' Deficiency
Six Months ended June 30, 2003 and period from January 1, 1998 (date of Inception)
to June 30, 2003 (unaudited) ...............................................................      4-7

Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2003 and 2002 and Period from January 1, 1998
(date of Inception) to June 30, 2003 (unaudited) ...........................................      8-9


Notes to Condensed Consolidated Financial Statements (unaudited) ...........................    10-17

Item 2.  Management's Discussion and Analysis or Plan of Operation .........................    18-22

Item 3. Controls and Procedures.............................................................       22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ..................................................................       23

Item 2. Changes in Securities ..............................................................       23

Item 3. Defaults upon Senior Securities ....................................................       23

Item 4. Submission of Matters to a Vote of Security Holders.................................       24

Item 5. Other Information...................................................................       24

Item 6. Exhibits and Reports on Form 8-K....................................................       24

Signatures..................................................................................       25


Item 1. Financial Statements

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                         ( A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (Unaudited) AND DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                                                        June 30,          December 31,
                                                                                          2003                2002
                                                                                    -----------------    --------------
                                                                                      (Unaudited)
     Current Assets:
        Cash                                                                            $     28,164       $        955
        Accounts receivable                                                                    1,808              1,808
        Prepaid expenses                                                                      77,710             65,708
                                                                                    -----------------    --------------
            Total current assets                                                             107,682             68,471

     Property and equipment, net of accumulated depreciation
       and amortization of $274,474 and $247,820                                             122,447            149,101
     Investments, at equity                                                                       --                 --
     Other assets                                                                             22,432             22,432
                                                                                    -----------------    --------------

                               Totals                                                   $    252,561       $    240,004
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

Commitments and contingencies


Stockholders' deficiency:
     Preferred Stock, no par value, 5,000,000 shares authorized:
        Series A convertible preferred stock; 333,333 shares authorized;
         225,029 shares issued and outstanding (aggregate liquidation
         preference - $ 3,579,948 and $3,495,563)                                          3,265,383          3,265,383
        Series B convertible preferred stock, no par value; 4,500,000 shares authorized; 469,000 shares issued and outstanding (aggregate
         liquidation preference $ 938,000)                                                        --            415,760
     Subscription receivable for 53,000 shares of Series B
         convertible preferred stock                                                              --            (53,000)
     Common Stock, par value $.001 per share; 40,000,000 shares authorized:
       19,798,968 and 18,511,793 shares issued and outstanding                                19,799             18,512
     Additional paid-in capital                                                           16,131,348         14,444,637
     Unearned compensation                                                                  (237,661)          (328,891)
     Accumulated deficit, including $24,921,618 and $22,897,604
       accumulated in the development stage                                              (25,790,378)       (23,766,364)
                                                                                     ----------------    --------------
        Total stockholders' deficiency                                                    (6,611,509)        (6,003,963)
                                                                                     ----------------    --------------

                               Totals                                                   $    252,561       $    240,004
                                                                                     ================    ==============

See Notes To Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                         ( A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO JUNE 30, 2003 (UNAUDITED)



                                                     Three Months Ended                Six Months Ended
                                                 ----------------------------    ----------------------------    Cumulative-
                                                   June 30,        June 30,        June 30,        June 30,      Development
                                                     2003            2002            2003            2002           Stage
                                                 ------------    ------------    ------------    ------------    ------------
Revenues                                         $         --    $    215,867    $         --    $    277,986    $  1,532,975
Cost of revenue                                            --              --              --          10,356         713,002
                                                 ------------    ------------    ------------    ------------    ------------
Gross profit                                               --         215,867              --         267,630         819,973
                                                 ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Research and development                          88,319          74,481         180,009         197,763       4,915,222
     Selling, general and administrative              615,442         651,507       1,571,891       1,426,948      16,319,766
                                                 ------------    ------------    ------------    ------------    ------------
              Totals                                  703,761         725,988       1,751,900       1,624,711      21,234,988
                                                 ------------    ------------    ------------    ------------    ------------

Loss from operations                                 (703,761)       (510,121)     (1,751,900)     (1,357,081)    (20,415,015)
                                                 ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                                       --              76              --             138         184,354
     Interest expense, including amortization of
       deferred loan fees and debt discount of
       $-0-, $283,583, $-0-, $1,101,945 and
       $2,807,284                                    (136,057)       (396,795)       (272,114)     (1,311,629)     (3,763,414)
     Loss from equity investees                            --              --              --              --        (949,420)
     Other                                                 --              --              --              --          21,877
                                                 ------------    ------------    ------------    ------------    ------------
              Totals                                 (136,057)       (396,719)       (272,114)     (1,311,491)     (4,506,603)
                                                 ------------    ------------    ------------    ------------    ------------

Net loss                                         $   (839,818)   $   (906,840)   $ (2,024,014)   $ (2,668,572)   $(24,921,618)
                                                 ============    ============    ============    ============    ============

Basic loss per common share                      $      (0.04)   $      (0.05)   $     (0.11)    $      (0.15)
                                                 ============    ============    ============    ============

Basic weighted average number of common
  shares outstanding                               19,407,957      17,323,553      19,222,574      17,323,553
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



                                       Series A Convertible         Series B Convertible
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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM JANUARY 1, 1998
                (DATE OF INCEPTION) TO JUNE 30, 2003 (Unaudited)


                                                              Series A Convertible
                                                                 Preferred Stock          Series B Convertible Preferred Stock
                                                          ----------------------------   ----------------------------------------
                                                          Number of                        Number                   Subscriptions
                                                           Shares            Amount       of Shares       Amount      Receivable
                                                          ----------      ------------   -----------   ------------  ------------
Sale of Series B preferred stock through private
  placement, net of expenses of $16,390                                                      46,500     $     36,610

Conversion of Series B preferred stock into common stock                                   (515,500)        (452,370)

Sale of Common Stock through private placement, net of expenses of $3,000

Compensatory stock options issued to employees

Amortization of unearned compensation

Warrants issued for payment of interest

Exercise of warrants

Common stock issued for services

Common stock issued as payment of
 accounts payable

Payments of subscription receivable                                                                                    $     53,000

Net loss
                                                         -------   ---------------      -----------     ------------   ------------
Balance, June 30, 2003                                   225,029   $     3,265,383               --     $         --   $         --
                                                         =======   ===============      ===========     ============   ============


                                                    Common Stock
                                               ------------------------
                                                                          Additional
                                                 Number of                  Paid-in        Unearned      Accumulated
                                                  Shares      Amount        Capital       Compensation      Deficit        Total
                                                ---------- ------------- -------------   --------------  ------------   -----------
Sale of Series B preferred stock
  through private placement, net of
  expenses of $16,390                                                                                                $     36,610

Conversion of Series B preferred
  stock into common stock                        515,500  $        515  $    451,855

Sale of Common Stock through private placement,
  net of expenses of $3,000                      343,146           343       293,846                                      294,189

Compensatory stock options issued to employees                               100,845                                      100,845

Amortization of unearned compensation                                                  $     91,230                        91,230

Warrants issued for payment of interest                                      119,490                                      119,490

Exercise of warrants                              83,625            84        29,916                                       30,000

Common stock issued for services                 183,000           183       529,017                                      529,200

Common stock issued as payment of
  accounts payable                               161,904           162       161,742                                      161,904

Payments of subscription receivable                                                                                        53,000

Net loss                                                                                              $ (2,024,014)    (2,024,014)
                                               ---------- ------------  ------------   ------------   ------------   ------------
Balance, June 30, 2003                         19,798,968 $     19,799  $ 16,131,348   $   (237,661)  $(25,790,378)  $ (6,611,509)
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
                          TO JUNE 30, 2003 (Unaudited)


                                                                                Six Months ended June 30,          Cumulative-
                                                                             -------------------------------       Development
                                                                                2003                2002              Stage
                                                                             ------------       ------------       ------------
Operating activities:
Net loss                                                                     $ (2,024,014)      $ (2,668,572)      $(24,921,618)
Adjusts to reconcile net loss to net cash used in
         operating activities:
    Depreciation and amortization of property and equipment                        26,654            276,562          1,686,797
    Write-off of impaired property and equipment                                                                        377,004
    Note Payable issued for services                                                                                    129,000
    Warrants issued for payment of interest                                       119,490             59,745            308,683
    Warrants issued for services                                                                                      1,244,000
    Common stock issued for services                                              529,200                               845,700
    Compensatory options and warrants issued to employees and directors           100,845                             1,064,290
    Amortization of unearned compensation                                          91,230                               739,924
    Charges to interest expense for amortization of:
       Deferred Loan Expenses                                                                        211,256            468,455
       Debt discount                                                                                 890,689          2,338,829
    Equity in net loss of equity investee                                                                               949,420
    Acquired research and development expenses                                                                          200,000
    Gain on sale of marketable securities                                                                               (40,949)
    Unrealized loss on marketable securities                                                                            108,249
Changes in operating assets and liabilities:
    Accounts receivable                                                                               15,881              2,041
    Prepaid expenses and other assets                                             (12,002)           287,807            (91,390)
    Other assets                                                                                      (9,772)            42,163
    Accounts payable and other accrued expenses                                   777,007            859,696          4,027,625
                                                                             ------------       ------------       ------------

                      Net cash used in operating activities                      (391,590)           (76,708)       (10,521,777)
                                                                             ------------       ------------       ------------


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                          TO JUNE 30, 2003 (Unaudited)



                                                                                Six Months ended June 30,          Cumulative-
                                                                             -------------------------------       Development
                                                                                2003                2002              Stage
                                                                             ------------       ------------       ------------
 Investing activities:
         Purchases of marketable securities                                                                        $   (540,210)
         Proceeds from maturities of marketable securities                                                              473,716
         Purchases of property and equipment                                                                         (1,813,319)
         Loan to related party                                                                                         (150,000)
         Acquisition of interest in equity investee                                                                    (750,000)
         Acquisition of technology license                                                                              (23,776)
                                                                             ------------       ------------       ------------
                        Net cash used in investing activities                $       --         $        --          (2,803,589)
                                                                             ------------       ------------       ------------

Financing activities:
         Payment for shares in connection with reverse acquisition                                                      (75,000)
         Proceeds from long-term debt                                                                                 1,160,000
         Repayments of long-term debt                                                                                (1,096,891)
         Costs of sales of convertible notes and warrants allocable to sales of:
             Convertible notes                                                                                         (169,451)
             Warrants                                                                                                   (43,294)
         Repayment of convertible notes payable                                                                        (120,000)
         Proceeds from sales of convertible notes and warrants                                                        2,620,000
         Proceeds from exercise of warrants                                      30,000              23,000              58,000
         Proceeds from private placements of preferred stock,
           net of expenses                                                       36,610              22,500           3,664,753
         Proceeds from private placements of common stock,
           net of expenses                                                      347,189                               7,370,413
         Proceeds from short-term debt obligations, net                           5,000                                   5,000
         Other                                                                                                          (20,000)
                                                                             ------------       ------------       ------------

                        Net cash provided by financing activities               418,799              45,500          13,353,530
                                                                             ------------       ------------       ------------

Net increase (decrease) in cash                                                  27,209             (31,208)             28,164

Cash, beginning of period                                                           955              76,299                  --
                                                                             ------------       ------------       ------------

Cash, end of period                                                          $   28,164        $     45,091        $     28,164
                                                                             ============      =============       ============

Supplemental disclosure of cash flow data:
         Interest paid                                                                                             $    141,113
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

See Notes To Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Business and basis of presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of June 30, 2003, their results of operations for the three and six months ended June 30, 2003 and 2002, their changes in stockholders' deficiency for the six months ended June 30, 2003, their cash flows for the six months ended June 30, 2003 and 2002 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's amended Annual Report on Form 10-KSB/A (the "Form 10-KSB/A") for the year ended December 31, 2002 that was previously filed with the SEC.

         The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of June 30, 2003, it had a working capital deficit of approximately $6,756,000, a cumulative net loss of $25,790,000 and a stockholders' deficiency of $6,612,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $209,000 that were in default as of June 30, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


Note 2 - Earnings (loss) per share:

         The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128,
         "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2003 includes the effects of the assumed conversion of shares of Series B convertible preferred stock that were subject to automatic conversion from their respective dates of issuance (see Notes 2 and 10 to the Audited Financial Statements in the Form 10-KSB/A and Note 3 herein). The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per share (concluded):

         Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses in the three and six months ended June 30, 2003 and 2002 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible notes payable that were outstanding during all or part of those periods would have been anti-dilutive. At June 30, 2003, there were 8,599,640 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share because they were anti-dilutive.


Note 3 - Convertible notes payable:

         The Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at June 30, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB/A). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable (at the Company's discretion) solely by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes which were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to 18%. Accrued interest on the convertible notes total approximately $442,000 and $366,000 at June 30, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

         The Company was required to issue warrants for the purchase of a total of 140,448 and 280,896 shares of common stock during the three and six months ended June 30, 2003, respectively. Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company valued these warrants at approximately $59,745 and $119,490, respectively, based on the Black-Scholes option-pricing model and charged interest expense and increased additional paid-in capital by those amounts during the three and six months ended June 30, 2003, respectively. The issuances of the warrants to the noteholders were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statements of cash flows.



Note 4 - Other notes payable:

         As of June 30, 2003, the Company had other notes payable with an aggregate balance of $209,000, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and that were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB/A). The Company was not able to repay those notes and they were in default at June 30, 2003. During the six months ended June 30, 2003, the Company borrowed an additional $35,555 and repaid $30,555. As of June 30, 2003, the remaining $5,000 note payable was noninterest bearing and had no specific repayment terms.

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


Note 6 - Commitments and contingencies:

         Litigation:

         On May 31, 2002, one of the holders of the Company's past due convertible notes (see Note 3 herein) obtained a judgment against the Company in the Supreme Court of the State of New York, County of New York, that requires the Company to pay her approximately $1,376,000 plus any applicable interest subsequent to the date of the judgment. As of June 30, 2003, the Company was carrying the convertible note at approximately $1,529,000, which was comprised of the principal balance of $1,274,000 and accrued interest of approximately $255,000. The Company has been attempting to negotiate a forbearance agreement with the noteholder and as of September 2, 2003, the noteholder had not taken any other actions to enforce the judgment. However, management cannot assure that the Company will be able to reach any agreement with the noteholder for her continued forbearance and if she does take additional actions against the Company such actions could have a material adverse impact on the Company's financial condition and its results of operations.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Commitments and contingencies (concluded):

         Unpaid wages:

         As of June 30, 2003, accrued expenses included approximately $1,723,000 for amounts payable to current and former officers and other current and former employees that the Company did not have the resources to pay. Although as of June 30, 2003 the Company was not subject to and was not aware of any actions related to the enforcement of claims for such unpaid amounts, management cannot assure that the Company will be able to reach any agreement with the employees or the former employees if they do take action to enforce their claims; such actions could have a material adverse impact on the Company's financial condition and results of operations.

Note 7 - Employee stock options:

         As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued options to officers, directors and other employees for the purchase of 2,065,000 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $.60 to $1.33 per share and expiration dates ranging from 2003 through 2012. No employee stock options were exercised or cancelled during the six months ended June 30, 2003.

         During the six months ended June 30, 2003, the Company granted options for the purchase 40,500 shares of common stock to an officer. The fair value of the Company's common stock exceeded the aggregate exercise price of the options granted by $100,845 at the date the options were granted. As explained in Note 2 to the Audited Financial Statements in the Form 10-KSB/A, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") whereby it recognizes compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic Value Method"). The options issued to the officer became exercisable from the date of grant and, accordingly, the Company charged compensation expense and increased additional paid-in capital by $100,845 during the six months ended June 30, 2003. The issuance of these options was a noncash transaction and, accordingly, it is not reflected in the accompanying 2003 unaudited condensed consolidated statement of cash flows.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Employee stock options (concluded):

         The fair value of each option granted by the Company to its employees has exceeded the exercise price of the option. In accordance with the Intrinsic Value Method of accounting under APB 25, the Company has recorded such excess as compensation which has been charged to expense over the vesting period of the related option. The Company charged $100,845 to compensation expense during the six months ended June 30, 2003 as a result of the option granted to the officer and $91,230 of amortization of unearned compensation arising from grants of options in prior periods that did not vest immediately. The Company did not record any compensation expense related to grants of options to employees during the six months ended June 30, 2002.

         Pro forma net loss and pro forma net loss per share for the three and six months ended June 30, 2003 and 2002 computed using a fair value based method of accounting for stock options as required by SFAS 123 have not been presented because they do not differ materially from the related historical amounts reflected in the accompanying condensed consolidated statements of operations.


Note 8 - Outstanding warrants:

         As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued warrants for the purchase of 6,424,192 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $.001 to $5.00 per share and expiration dates ranging from 2003 through 2010.

         During the six months ended June 30, 2003, the Company issued warrants for the purchase of a total of 280,896 shares of common stock exercisable at $2.50 per share to certain holders of its convertible notes (see Note 3 herein).

         During the six months ended June 30, 2003, the Company issued 83,625 shares of common stock upon the exercise of warrants. It issued 30,000 shares upon the exercise of warrants at $1.00 per share for which it received $30,000 in cash. It also issued 53,625 shares upon the exercise of warrants to purchase 71,500 shares at $.60 per share, or an aggregate exercise price of $42,900, and it effectively retained the remaining 17,875 shares, which had an approximate fair market value of $42,900, in lieu of a cash payment for the aggregate exercise price.


Note 9 - Other changes in stockholders' deficiency:

         As explained in Note 10 to the Audited Financial Statements in the Form 10-KSB/A, the Company's Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, of which 333,333 shares had been designated as Series A convertible preferred stock ("Series A shares") and 4,500,000 shares had been designated as Series B convertible preferred stock ("Series B shares").

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

         In addition to the issuances of shares of preferred stock described above and the issuances of shares of common stock, options and warrants described in Notes 3, 7 and 8 herein, the Company issued shares of its common stock during the six months ended June 30, 2003 as described below.

         The Company sold 343,146 shares of common stock through a private placement and received proceeds of $294,189, net of related expenses of $3,000.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company issued 183,000 shares of its common stock as a payment for legal and consulting services. It charged the fair value of the shares of $529,200 to selling, general and administrative expenses and increased additional paid-in capital by that amount. A principal of a law firm that received shares of common stock with a fair value of approximately $165,000 is also a director and officer of the Company. It also issued 161,904 shares of its common stock as payment for accounts payable with an aggregate carrying value of $161,904. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2003.


Note 10- Subsequent events:

         During the period from July 1, 2003 through August 25, 2003, the Company received gross proceeds of approximately $79,000 from sales of 175,185 shares of its common stock through private placements.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference in to this Form 10-QSB/A, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although we believe that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. The following discussion and analysis should be read in conjunction with the unaudited financial statements contained in Part I, Item 1, and the related notes.

OVERVIEW

Business:

Graphco Holdings Corp., Inc. ("GHC") is a holding company that was formerly known as RCM Interests, Inc. GHC emerged from Chapter 11 of Title 11 of the United States Bankruptcy Code on July 31, 2000. GHC was a publicly-held company that had no significant assets, liabilities or operating activities from the date of its emergence from bankruptcy until December 13, 2002, the date of the merger with Graphco Technologies, Inc., and as of December 31, 2002.
Accordingly, it was a "development stage enterprise" for financial accounting purposes.

Graphco Technologies, Inc. is a New Jersey corporation that is referred to herein together with its subsidiaries as "G-TEC." G-TEC has been developing since, effectively, January 1, 1998, state-of-the-art biometric security solutions for government, industry and home automation along with advanced information exchange and data management systems for government, law enforcement and corporate security. G-TEC has developed biometric software products for secure access, surveillance and authentication, and an information exchange and data management software application specifically designed for the law enforcement community and the corporate security industry. Biometrics measure unique physical characteristics of individuals for authentication purposes. G-TEC's two biometric software products are VOICEPASS(R) for speaker recognition and FRA(TM) for facial recognition. Management believes that speaker recognition and facial recognition are the most user friendly, cost effective and widely accepted biometrics currently available. G-TEC expects that it will generate revenues primarily through licenses or other contracts for the use of its products over specified periods.

G-TEC had conducted and discontinued certain unrelated operations prior to the commencement on January 1, 1998 of the development stage activities described above. G-TEC generated revenues primarily from a license agreement that has been effectively terminated and a limited number of sales of its products during 2002. It generated revenues primarily from a contract with a residential community that used an application of its technologies during 2001. G-TEC had not generated any significant revenues from contracts for the sale or use of its primary products on a recurring basis and, accordingly, it also remained in the development stage for financial accounting purposes as of December 13, 2002, the date of the merger with GHC and as of June 30, 2003. Upon Consummation of GHC's merger with G-TEC on December 13, 2002, approximately 95% of the outstanding shares of common stock of GHC was held by former stockholders of G-TEC. Accordingly, although GHC was the legal acquirer and G-TEC was the legal acquiree, the business combination was accounted for as a reverse acquisition, whereby, for accounting purposes, G-TEC was the accounting acquirer and GHC, the inactive "shell" company, was the accounting acquiree.

Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of GHC and Subsidiaries (the "Company") as of June 30, 2003, their results of operations for the three months and six months ended June 30, 2003 and 2002, their cash flows for the six months ended June 30, 2003 and 2002, their changes in stockholders' deficiency for the six months ended June 30, 2003 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2003. Pursuant to the rules and regulations of the United States
Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB/A (the "Form 10-KSB/A") for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of June 30, 2003, it had a working capital deficit of approximately $6,756,000, a cumulative net loss of
$25,790,000 and a stockholders' deficiency of $6,612,000. It also had convertible notes payable with a principal balance of $2,574,908 and other notes payable with a principal balance of $209,000 that were in default as of June 30, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS:

For the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003.

The Company generated revenues of approximately $-0-, $216,000, $-0-, $278,000 and $1,533,000 for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003, respectively. Our revenues derived in prior periods were from certain operations that were discontinued prior to the development activities that commenced on January 1, 1998 that were previously discussed.

Selling, general and administrative expenses for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 were approximately $615,000, $652,000, $1,572,000, $1,427,000 and $16,320,000 respectively. Selling, general and administrative expenses primarily consist of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment, and (iv) rent expense. Although overall these expenses have been fairly comparable, our professional fees have increased as a result of our becoming a public entity. This increase was offset somewhat by a reduction in our depreciation and amortization as our assets become fully depreciated.

Research and development expenses for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 were approximately $88,000, $74,000, $180,000, $198,000 and $4,915,000,
respectively. Research and development expense primarily consists of payroll, which is fairly consistent.

Loss from operations for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 was approximately $704,000, $510,000, $1,752,000, $1,357,000 and $20,415,000,
respectively.

Interest expense for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003 was approximately $136,000, $397,000, $272,000, $1,312,000 and $3,763,000,
respectively. Interest expense in the three and six months ended June 30, 2003 primarily consisted of the fair value of warrants issued for the payment of interest. Interest expense primarily consist of amortization of deferred loan fees and debt discounts in the three and six months ended June 30, 2002. These charges are primarily non-cash items.

Net loss for the three and six months ended June 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to June 30, 2003, was approximately $840,000, $907,000, $2,024,000, $2,669,000 and $24,922,000,
respectively. The reasons for the net losses are explained above.

Liquidity and Capital Resources:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative net loss of approximately $25,790,000 through June 30, 2003 and had a working capital deficiency of approximately $6,756,000 and a stockholders deficiency of $6,612,000. It also had convertible notes payable with principal balances of approximately $2,575,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ended June 30, 2004. In the absence of operating profits and positive cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain additional agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock, and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease twelve months ended June 30, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002:

Six months ended June 30, 2003

For the six months ended June 30, 2003, we utilized cash from operations of approximately $392,000. This was attributable to the following: (1) a net loss of approximately $2,024,000, which was offset by, (2) depreciation and amortization expense of approximately $27,000, (3) common stock and warrants issued for services of approximately $630,000, (4) charges relating to warrants issued for payment of interest of approximately $119,000, (5) amortization of unearned compensation totaling $91,000, and (6) an increase in accounts payable and accrued expenses totaling $777,000.

We generated cash from financing activities of approximately $419,000, primarily attributable to the following: (1) net proceeds of approximately $90,000 received from the sale of and collection of subscriptions receivable for Series B preferred stock, (2) exercise of warrants for $30,000, and (3) net proceeds from the sale of 343,146 shares of common stock totaling approximately $294,000.

Six months ended June 30, 2002

For the six months ended June 30, 2002, we utilized cash from operations of approximately $77,000. This was attributable to the following; (1) a net loss of approximately $2,669,000, which was offset by, (2) depreciation and amortization expense of approximately $277,000, (3) charges relating to warrants issued for payment of interest of approximately $60,000, (4) amortization of deferred loan costs and debt discount totaling $1,102,000 (5) an increase in accounts payable and accrued expenses totaling $860,000, and (6) a decrease in accounts receivable and prepaid expenses totaling $304,000.

We generated cash from financing activities of $46,000 attributable to (1) the exercise of warrants for $23,000 and (2) net proceeds of approximately $23,000 from the sale of 12,500 shares of Series B preferred stock.

During the period from July 1, 2003 to August 25, 2003 we received gross proceeds of approximately $79,000 from the sale of 175,185 shares of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that other than improvements over controls with respect to the issuance of stock warrants, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) There was no change in internal controls over financial reporting as of the end of the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at June 30, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB/A). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable (at the Company's discretion) solely by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes which were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to 18%. Accrued interest on the convertible notes total approximately $442,000 and $366,000 at June 30, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

         As of June 30, 2003, the Company had other notes payable with an aggregate balance of $209,000, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and that were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB/A). The Company was not able to repay those notes and they were in default at June 30, 2003.


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

         Exhibit 31.1      Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1      Certification of Chief Executive  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         Exhibit 32.2      Certification of Chief Financial  Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2003
                                                Graphco Holdings Corp.

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