Form 10QSB
period 2003-09-30
GRAPHCO HOLDINGS CORP
filed 2003-11-19
CIK 1168251

FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: SEPTEMBER 30, 2003
                        Commission file number: 333-60186

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

Yes  _X_                      No ___

        Indicate the number of shares outstanding of each of the registrant's classes of common stock: As of November 2, 2003, there were 20,675,316 shares of the Issuer's common stock, par value $0.001, issued and outstanding, including shares registered in the name of our operating subsidiary, Graphco Technologies, Inc., which are being distributed pro rata to the former shareholders of Graphco Technologies, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002.......................... F-2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 2003 AND 2002 AND PERIOD FROM
                 JANUARY 1, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (UNAUDITED).................................................................... F-3

            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
            STOCKHOLDERS' DEFICIENCY
                 NINE MONTHS ENDED  SEPTEMBER  30, 2003 AND PERIOD FROM JANUARY
                 1, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003
                 (UNAUDITED).................................................................... F-4/7

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND PERIOD
                 FROM JANUARY 1, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30,
                  2003 (UNAUDITED).............................................................. F-8/9

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)....................................................................... F-10/16

Item 2.  Management's Discussion and Analysis or Plan of Operations............................. 17-21

Item 3.  Controls and Procedures................................................................ 21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................... 22

Item 2.  Changes in Securities ................................................................. 22

Item 3.  Defaults upon Senior Securities ....................................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders.................................... 22

Item 5.  Other Information...................................................................... 22

Item 6.  Exhibits and Reports on Form 8-K....................................................... 23

Signatures...................................................................................... 24

ITEM 1.  FINANCIAL STATEMENTS

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                        September          December
                                       ASSETS                           30, 2003          31, 2002
                                       ------                         ------------       ------------
                                                                       (Unaudited)
Current assets:
     Cash                                                             $      2,021       $        955
     Accounts receivable                                                     1,808              1,808
     Prepaid expenses                                                      137,646             65,708
                                                                      ------------       ------------
                  Total current assets                                     141,475             68,471
Property and equipment, net of accumulated depreciation
     and amortization of $287,801 and $247,820                             109,120            149,101
Investments, at equity                                                          --                 --
Other assets                                                                22,432             22,432
                                                                      ------------       ------------

                  Totals                                              $    273,027       $    240,004
                                                                      ============       ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------
Current liabilities:

     Convertible notes payable                                        $  2,574,908       $  2,574,908
     Accounts payable and other accrued expenses                         4,604,847          3,465,059
     Other notes payable                                                   236,500            204,000
                                                                      ------------       ------------
                  Total liabilities                                      7,416,255          6,243,967
                                                                      ------------       ------------

Commitments and contingencies

Stockholders' deficiency:

     Preferred stock, no par value; 5,000,000 shares authorized:
         Series A convertible preferred stock; 333,333 shares
              authorized; 225,029 shares issued and outstanding
              (aggregate liquidation preference - $3,622,140 and
              $3,495,563)                                                3,265,383          3,265,383
         Series B convertible preferred stock, no par value;
              4,500,000 shares authorized; 469,000 shares issued
              and outstanding (aggregate liquidation preference
              $938,000)                                                         --            415,760
         Subscription receivable for 53,000 shares of Series B
              convertible preferred stock                                       --            (53,000)
     Common stock, par value $.001 per share; 40,000,000
         shares authorized; 20,438,821 and 18,511,793 shares
         issued and outstanding                                             20,439             18,512
     Additional paid-in capital                                         16,726,841         14,444,637
     Unearned compensation                                                (237,661)          (328,891)
     Accumulated deficit, including $26,049,470 and $22,897,604
         accumulated in the development stage                          (26,918,230)       (23,766,364)
                                                                      ------------       ------------
                  Total stockholders' deficiency                        (7,143,228)        (6,003,963)
                                                                      ------------       ------------
                  Totals                                              $    273,027       $    240,004
                                                                      ============       ============

See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2003 (UNAUDITED)

                                                                    Three Months                 Nine Months
                                                               Ended September 30,           Ended September 30,        Cumulative -
                                                           ---------------------------   ---------------------------    Development
                                                               2003           2002         2003              2002         Stage
                                                           ------------   ------------   ------------   ------------   ------------
Revenues                                                   $         --   $    148,702   $         --   $    426,688   $  1,532,975
Cost of revenues                                                     --             --             --         10,356        713,002
                                                           ------------   ------------   ------------   ------------   ------------
Gross profit                                                         --        148,702             --        416,332        819,973
                                                           ------------   ------------   ------------   ------------   ------------

Operating expenses:

     Selling, general and administrative                        949,441        510,336      2,521,332      1,937,284     17,269,207
     Research and development                                    42,354         66,131        222,363        263,894      4,957,576
                                                           ------------   ------------   ------------   ------------   ------------
              Totals                                            991,795        576,467      2,743,695      2,201,178     22,226,783
                                                           ------------   ------------   ------------   ------------   ------------

Loss from operations                                           (991,795)      (427,765)    (2,743,695)    (1,784,846)   (21,406,810)
                                                           ------------   ------------   ------------   ------------   ------------

Other income (expense):

     Interest income                                                 --             25             --            163        184,354
     Interest expense, including amortization of deferred
         loan fees and debt discount of $-0-, $217,321,
         $-0-, $1,319,266 and $2,807,284                       (136,057)      (243,911)      (408,171)    (1,555,540)    (3,899,471)
     Loss from equity investees                                      --             --             --             --       (949,420)
     Other                                                           --             --             --             --         21,877
                                                           ------------   ------------   ------------   ------------   ------------
              Totals                                           (136,057)      (243,886)      (408,171)    (1,555,377)    (4,642,660)
                                                           ------------   ------------   ------------   ------------   ------------

Net loss                                                   $ (1,127,852)  $   (671,651)  $ (3,151,866)  $ (3,340,223)  $(26,049,470)
                                                           ============   ============   ============   ============   ============

Basic loss per common share                                $       (.06)  $       (.04)  $       (.16)  $       (.19)
                                                           ============   ============   ============   ============

Basic weighted average number of common shares
     Outstanding                                             19,923,139     17,323,553     19,689,617     17,323,553
                                                           ============   ============   ============   ============

See Notes to Condensed Consolidated Financial Statements.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM JANUARY 1, 1998
              (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (Unaudited)

                                                   Series A Convertible
                                                      Preferred Stock                Common Stock
                                                 -------------------------    ---------------------------     Additional
                                                  Number of                     Number of                      Paid-in
                                                   Shares         Amount         Shares          Amount        Capital
                                                 ------------   -----------   ------------    ------------   -------------
Balance, January 1, 1998                            1,000,000                    3,721,695    $      3,722    $   418,750
2.68975-for-1 stock split                                                        6,282,378           6,282         (6,282)
Stock issued for services                                                          360,000             360           (360)
Detachable warrants issued in connection
   with bridge financing                                                                                           86,064
Retirement of preferred shares                     (1,000,000)
Net loss
                                                -------------                  ----------     ------------     ----------
Balance, December 31, 1998                                                      10,364,073          10,364        498,172
Stock issued in connection with private
   placement                                                                     5,881,054           5,881      6,389,287
Stock issued in connection with
   acquisition                                                                      23,810              24         31,644
Stock exchanged for the retirement of
   bridge notes                                                                    474,506             474        564,618
Net loss
                                                -------------                  ----------     ------------     ----------
Balance, December 31, 1999                                                      16,743,443          16,743      7,483,721
Stock issued in connection with
   private placement                                  225,029  $ 3,265,383
Stock warrants exercised                                                           246,659             247        327,809
Stock issued in connection with acquisition                                        143,999             144        191,375
Stock issued for services                                                           50,000              50         66,450
Warrants issued for services                                                                                       31,280
Net loss
                                                -------------   ----------    ------------    ------------   -------------
Balance, December 31, 2000                            225,029    3,265,383      17,184,101          17,184      8,100,635

                                                   Accumulated
                                                    Deficit           Total
                                                  -------------    ------------
Balance, January 1, 1998                         $    (820,132)   $   (397,660)
2.68975-for-1 stock split
Stock issued for services
Detachable warrants issued in connection
   with bridge financing                                                86,064
Retirement of preferred shares
Net loss                                              (742,295)       (742,295)
                                                    ----------      -----------
Balance, December 31, 1998                          (1,562,427)     (1,053,891)
Stock issued in connection with private
   placement                                                         6,395,168
Stock issued in connection with
   acquisition                                                          31,668
Stock exchanged for the retirement of
   bridge notes                                                        565,092
Net loss                                            (1,489,397)     (1,489,397)
                                                    ----------      -----------
Balance, December 31, 1999                          (3,051,824)      4,448,640
Stock issued in connection with
   private placement                                                 3,265,383
Stock warrants exercised                                               328,056
Stock issued in connection with acquisition                            191,519
Stock issued for services                                               66,500
Warrants issued for services                                            31,280
Net loss                                            (7,157,185)     (7,157,185)
                                                    ----------      -----------
Balance, December 31, 2000                         (10,209,009)      1,174,193

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM JANUARY 1, 1998
              (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (Unaudited)

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


                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM JANUARY 1, 1998
              (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (Unaudited)



                                       Series A Convertible         Series B Convertible
                                         Preferred Stock               Preferred Stock                    Common Stock
                                       ---------------------    --------------------------------    -------------------------
                                       Number of                Number of           Subscription    Number of
                                         Shares     Amount       Shares     Amount   Receivable      Shares         Amount
                                       ---------   ---------    ---------   ------  ------------    ---------      ----------
Effects of reverse acquisition                                                                        938,240       $     939

Compensatory stock options issued to
   employees and directors

Cancellation of compensatory stock options issued to employees and directors

Amortization of unearned compensation

Warrants issued for payment of interest

Warrants issued for services

Exercise of warrants

Sale of Series B preferred stock, net
   of expenses of $65,740                                       469,000    $415,760   $(53,000)

Common stock issued for services                                                                      250,000             250

Net loss

                                       ---------   ---------  ---------   ---------  ---------     ----------      ----------
Balance, December 31, 2002               225,029   3,265,383    469,000     415,760    (53,000)    18,511,793          18,512


                                                   Additional
                                                     Paid-in    Unearned      Accumulated
                                                     Capital   Compensation     Deficit        Total
                                                   ---------   ------------   -----------   -----------
Effects of reverse acquisition                   $  (154,935)                              $  (153,996)

Compensatory stock options issued to
   employees and directors                           418,148   $(130,000)                      288,148

Cancellation of compensatory stock options
   issued to employees and directors                (923,455)    923,455

Amortization of unearned compensation                            465,541                       465,541

Warrants issued for payment of interest              189,193                                   189,193

Warrants issued for services                       1,652,915                                 1,652,915

Exercise of warrants                                  28,000                                    28,000

Sale of Series B preferred stock, net
   of expenses of $65,740                                                                      362,760

Common stock issued for services                     249,750                                   250,000

Net loss
                                                                              $(7,216,104)  (7,216,104)
                                                  ----------   ---------      -----------   -----------
Balance, December 31, 2002                        14,444,637    (328,891)     (23,766,364)  (6,003,963)

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM JANUARY 1, 1998
              (DATE OF INCEPTION) TO SEPTEMBER 30, 2003 (Unaudited)


                                                              Series A Convertible
                                                                 Preferred Stock          Series B Convertible Preferred Stock
                                                          -------------------------   ----------------------------------------
                                                          Number of                     Number                   Subscriptions
                                                           Shares         Amount       of Shares       Amount      Receivable
                                                          ----------     ----------   -----------   ------------  ------------
Sale of Series B preferred stock through private
  placement, net of expenses of $16,390                                                   46,500     $     36,610

Conversion of Series B preferred stock into common stock                                (515,500)        (452,370)

Sale of Common Stock through private placement, net of expenses of $3,000

Compensatory stock options issued to employees

Amortization of unearned compensation

Warrants issued for payment of interest

Exercise of warrants

Common stock issued for services

Common stock issued as payment of
 accounts payable

Payments of subscription receivable                                                                                 $     53,000

Net loss
                                                         -------       ------------      -----------     ------------   ------------
Balance, September 30, 2003                              225,029       $  3,265,383               --     $         --   $         --
                                                         =======       ============      ===========     ============   ============


                                                    Common Stock
                                                ----------------------
                                                                          Additional
                                                 Number of                  Paid-in      Unearned      Accumulated
                                                  Shares      Amount        Capital     Compensation      Deficit      Total
                                                ---------- -----------   ------------- --------------  ------------  -----------
Sale of Series B preferred stock
  through private placement, net of
  expenses of $16,390                                                                                                $     36,610

Conversion of Series B preferred
  stock into common stock                        515,500  $      515    $    451,855                                           --

Sale of Common Stock through private placement,
  net of expenses of $3,000                      648,931         649         406,448                                      407,097

Compensatory stock options issued to employees                               100,845                                      100,845

Amortization of unearned compensation                                                  $     91,230                        91,230

Warrants issued for payment of interest                                      179,235                                      179,235

Exercise of warrants                              83,625          84          29,916                                       30,000

Common stock issued for services                 517,068         517         952,163                                      952,680

Common stock issued as payment of
  accounts payable                               161,904         162         161,742                                      161,904

Payments of subscription receivable                                                                                        53,000

Net loss                                                                                              $ (3,151,866)      (3,151,866)
                                               ---------- ----------    ------------   ------------   ------------     ------------
Balance, September 30, 2003                    20,438,821 $   20,439    $ 16,726,841   $   (237,661)  $(26,918,230)    $ (7,143,228)
                                               ========== ==========    ============   ============   ============     ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2003 (UNAUDITED)

                                                                                                        Cumulative -
                                                                                                        Development
                                                                     2003              2002                Stage
                                                                 ------------       ------------       ------------
Operating activities:
     Net loss                                                    $ (3,151,866)      $ (3,340,223)      $(26,049,470)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization of
              property and equipment                                   39,981            412,604          1,700,124
         Write-off of impaired property and equipment                                                       377,004
         Note payable issued for services                                                                   129,000
         Warrants issued for payment of interest                      179,235             59,745            368,428
         Warrants issued for services                                                                     1,244,000
         Common stock issued for services                             952,680                             1,269,180
         Compensatory options and warrants issued
              to employees and directors                              100,845                             1,064,290
         Amortization of unearned compensation                         91,230                               739,924
         Charges to interest expense for amortization of:
              Deferred loan expenses                                                     228,678            468,455
              Debt discount                                                            1,089,462          2,338,829
         Equity in net loss of equity investee                                                              949,420
         Acquired research and development
              expenses                                                                                      200,000
         Gain on sale of marketable securities                                                              (40,949)
         Unrealized loss on marketable securities                                                           108,249
         Changes in operating assets and liabilities:
              Accounts receivable                                                         15,881              2,041
              Prepaid expenses and other assets                       (71,938)           264,729           (151,326)
              Other assets                                                                (8,711)            42,163
              Accounts payable and other accrued
                  expenses                                          1,301,692          1,164,531          4,552,310
                                                                 ------------       ------------       ------------
                      Net cash used in operating activities          (558,141)          (113,304)       (10,688,328)
                                                                 ------------       ------------       ------------

Investing activities:
     Purchases of marketable securities                                                                    (540,210)
     Proceeds from maturities of marketable securities                                                      473,716
     Purchases of property and equipment                                                                 (1,813,319)
     Loan to related party                                                                                 (150,000)
     Acquisition of interest in equity investee                                                            (750,000)
     Acquisition of technology license                                                                      (23,776)
                                                                 ------------       ------------       ------------
                      Net cash used in investing activities                                              (2,803,589)
                                                                 ------------       ------------       ------------

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                 PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2003 (UNAUDITED)

                                                                                                    Cumulative -
                                                                                                    Development
                                                                     2003               2002           Stage
                                                                 ------------       ------------   ------------
Financing activities:
     Payment for shares in connection with reverse
         acquisition                                                                               $    (75,000)
     Proceeds from short-term debt, net                          $     32,500                            32,500
     Proceeds from long-term debt                                                                     1,160,000
     Repayments of long-term debt                                                                    (1,096,891)
     Costs of sales of convertible notes and warrants
         allocable to sales of:
         Convertible notes                                                                             (169,451)
         Warrants                                                                                       (43,294)
     Repayment of convertible notes payable                                                            (120,000)
     Proceeds from sales of convertible notes and
         warrants                                                                                     2,620,000
     Proceeds from exercise of warrants                                30,000       $     28,000         58,000
     Proceeds from private placements of preferred
         stock, net of expenses                                        36,610             22,500      3,664,753
     Proceeds from private placements of common
         stock, net of expenses                                       460,097                         7,483,321
     Other                                                                                              (20,000)
                                                                 ------------       ------------   ------------
                  Net cash provided by financing activities           559,207             50,500     13,493,938
                                                                 ------------       ------------   ------------

Net increase (decrease) in cash                                         1,066            (62,804)         2,021

Cash, beginning of period                                                 955             76,299             --
                                                                 ------------       ------------   ------------
Cash, end of period                                              $      2,021       $     13,495   $      2,021
                                                                 ============       ============   ============

Supplemental disclosure of cash flow data:

     Interest paid                                                                                 $    141,113
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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Business and basis of presentation:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Graphco Holdings Corp. and Subsidiaries (the "Company") as of September 30, 2003, their results of operations for the three and nine months ended September 30, 2003 and 2002, their changes in stockholders' deficiency for the nine months ended September 30, 2003, their cash flows for the nine months ended September 30, 2003 and 2002 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to September 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's amended Annual Report on Form 10-KSB/A (the "Form 10-KSB/A") for the year ended December 31, 2002 that was previously filed with the SEC.

                The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

                The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and, as shown in the accompanying condensed consolidated balance sheet as of September 30, 2003, it had a working capital deficit of approximately $7,275,000, a cumulative net loss of $26,918,000 and a stockholders' deficiency of $7,143,000. It also had convertible notes payable with total principal balances of $2,574,908 and a note payable with a principal balance of $204,000 that were in default as of September 30, 2003 (see Notes 3, 4 and 6 herein). These matters raise substantial doubt about the Company's ability to continue as a going concern.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation (concluded):

                Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ending September 30, 2004. In the absence of operating profits and cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain agreements with creditors for the conversion of outstanding obligations into
                preferred  or  common  stock  and/or  obtain   agreements   with
                creditors  for  their  forbearance  with  respect  to  past  due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the
                Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. Management also plans to continue to limit the Company's development activities where necessary. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at least September 30, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations, merge, sell its operations, file for bankruptcy reorganization or entirely cease its operations.

                The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Earnings (loss) per share:

                The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 includes the effects of the assumed conversion of shares of Series B convertible preferred stock that were subject to automatic conversion from their respective dates of issuance (see Notes 2 and 10 to the Audited Financial Statements in the Form 10-KSB/A and Note 3 herein). The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants and the conversion of convertible notes, were issued during the period, the treasury stock method had been applied to the proceeds from the exercise of the options and warrants and the interest costs applicable to the convertible notes payable had been added back to the numerator.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per share (concluded):

                Diluted  per  share  amounts  have  not  been  presented  in the accompanying unaudited condensed consolidated statements of operations because the Company had net losses in the three and nine months ended September 30, 2003 and 2002 and the assumed effects of the exercise of all of the Company's stock options and warrants and the conversion of the convertible notes payable that were outstanding during all or part of those periods would have been anti-dilutive. At September 30, 2003, there were 10,468,204 shares issuable upon the exercise of the Company's outstanding options and warrants and the conversion of its outstanding notes payable that were excluded from the computation of diluted loss per common share because they were anti-dilutive.

Note 3 - Convertible notes payable:

                The  Company  sold  convertible  notes and  warrants to purchase
                939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at September 30, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB/A). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable (at the Company's discretion) solely by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes that were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to 18%. Accrued interest on the convertible notes total approximately $518,000 and $290,000 at September 30, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

                The Company was required to issue warrants for the purchase of a total of 140,448 and 421,344 shares of common stock during the three and nine months ended September 30, 2003, respectively. Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company valued these warrants at approximately $59,745 and $179,235, respectively, based on the Black-Scholes option-pricing model and charged interest expense and increased additional paid-in capital by those amounts during the three and nine months ended September 30, 2003, respectively. The issuances of the warrants to the noteholders were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statements of cash flows.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Other notes payable:

                As of September 30, 2003, the Company had other notes payable with an aggregate balance of $236,500, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and that were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB/A). The Company was not able to repay those notes and they were in default at September 30, 2003. During the nine months ended September 30, 2003, the Company borrowed an additional $63,055 and repaid $30,555. As of September 30, 2003, $5,000 of the remaining balance of $32,500 notes payable was noninterest bearing and had no specific repayment terms, while $27,500 of the remaining balance bears interest at 18% and is payable on November 28, 2003.

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

Note 6 - Commitments and contingencies:

            Litigation:

                  On May 31, 2002, one of the holders of the Company's past due convertible notes (see Note 3 herein) obtained a judgment against the Company in the Supreme Court of the State of New York, County of New York, that requires the Company to pay her approximately $1,376,000 plus any applicable interest subsequent to the date of the judgment. As of September 30, 2003, the Company was carrying the convertible note at approximately $1,577,000, which was comprised of the principal balance of $1,274,000 and accrued interest of approximately $303,000. The Company has been attempting to negotiate a forbearance agreement with the noteholder and as of November 15, 2003, the noteholder had not taken any other actions to enforce the judgment. However, management cannot assure that the Company will be able to reach any agreement with the noteholder for her continued forbearance and if she does take additional actions against the Company such actions could have a material adverse impact on the Company's financial condition and its results of operations.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Commitments and contingencies (concluded):

            Unpaid wages:

                  As of September 30, 2003, accrued expenses included approximately $1,860,000 for amounts payable to current and former officers and other current and former employees that the Company did not have the resources to pay. Although as of September 30, 2003 the Company was not subject to and was not aware of any actions related to the enforcement of claims for such unpaid amounts, management cannot assure that the Company will be able to reach any agreement with the employees or the former employees if they do take action to enforce their claims; such actions could have a material adverse impact on the Company's financial condition and results of operations.

Note 7 - Employee stock options:

                As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued options to officers, directors and other employees for the purchase of 2,065,000 shares of common stock that remained outstanding as of December 31, 2002. Such options had exercise prices ranging from $.60 to $1.33 per share and expiration dates ranging from 2003 through 2012. During the nine months ended September 30, 2003 no employee stock options were exercised; however, options to purchase 120,000 shares at exercise prices ranging from $.60 to $1.33 per share were cancelled.

                During the nine months ended September 30, 2003, the Company granted options for the purchase 40,500 shares of common stock to an officer. The fair value of the Company's common stock exceeded the aggregate exercise price of the options granted by $100,845 at the date the options were granted. As explained in
                Note 2 to the Audited Financial Statements in the Form 10-KSB/A, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") whereby it recognizes compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "Intrinsic Value Method"). The options issued to the officer became exercisable from the date of grant and, accordingly, the Company charged compensation expense and increased additional paid-in capital by $100,845 during the nine months ended September 30, 2003. The issuance of these options was a noncash transaction and, accordingly, it is not reflected in the accompanying 2003 unaudited condensed consolidated statement of cash flows.

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Employee stock options (concluded):

                The fair value of each option granted by the Company to its employees has exceeded the exercise price of the option. In accordance with the Intrinsic Value Method of accounting under APB 25, the Company has recorded such excess as compensation that has been charged to expense over the vesting period of the related option. The Company charged $100,845 to compensation expense during the nine months ended September 30, 2003 as a result of the option granted to the officer and $91,230 of amortization of unearned compensation arising from grants of options in prior periods that did not vest immediately. The Company did not record any compensation expense related to grants of options to employees during the nine months ended September 30, 2002.

                Pro forma net loss and pro forma net loss per share for the three and nine months ended September 30, 2003 and 2002 computed using a fair value based method of accounting for stock options as required by SFAS 123 have not been presented because they do not differ materially from the related historical amounts reflected in the accompanying condensed consolidated statements of operations.

Note 8 - Outstanding warrants:

                As explained in Note 9 to the Audited Financial Statements in the Form 10-KSB/A, the Company had issued warrants for the purchase of 6,424,192 shares of common stock that remained outstanding as of December 31, 2002. Such warrants had exercise prices ranging from $.001 to $5.00 per share and expiration dates ranging from 2003 through 2010.

                During the nine months ended September 30, 2003, the Company issued warrants for the purchase of a total of 421,344 shares of common stock exercisable at $2.50 per share to certain holders of its convertible notes (see Note 3 herein).

                During the nine months ended September 30, 2003, the Company issued 83,625 shares of common stock upon the exercise of warrants. It issued 30,000 shares upon the exercise of warrants at $1.00 per share for which it received $30,000 in cash. It also issued 53,625 shares upon the exercise of warrants to purchase 71,500 shares at $.60 per share, or an aggregate exercise price of $42,900, and it effectively retained the remaining 17,875 shares, which had an approximate fair market value of $42,900, in lieu of a cash payment for the aggregate exercise price.

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

                     GRAPHCO HOLDINGS CORP. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Other changes in stockholders' deficiency (concluded):

                During the nine months ended September 30, 2003, the Company sold 46,500 Series B shares through private placements and received proceeds of $36,610, net of related expenses of $16,390. The Company had sold 469,000 Series B shares through private placements during 2002. Holders of Series B shares were not entitled to dividends and had no voting rights. Each Series B share sold by the Company was automatically convertible into one share of the Company's common stock when the Company became a publicly-held company as a result of the merger that was consummated on December 13, 2002 (see Note 1 to the Audited Financial Statements in the Form 10-KSB/A) and its ratification by stockholders on March 19, 2003.

                In addition to the issuances of shares of preferred stock described above and the issuances of shares of common stock, options and warrants described in Notes 3, 7 and 8 herein, the Company issued shares of its common stock during the nine months ended September 30, 2003 as described below.

                The Company sold 648,931 shares of common stock through a private placement and received proceeds of $407,097, net of related expenses of $3,000.

                The Company issued 517,068 shares of its common stock as a payment for legal and consulting services. It charged the fair value of the shares of $952,680 to selling, general and administrative expenses and increased common stock and additional paid-in capital by that amount. A principal of a law firm that received shares of common stock with a fair value of approximately $165,000 is also a director and officer of the Company. It also issued 161,904 shares of its common stock as payment for accounts payable with an aggregate carrying value of $161,904. The issuances of these shares were noncash transactions and, accordingly, they are not reflected in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2003.

Note 10- Subsequent events:

                During the period from October 1, 2003 through November 15, 2003, the Company received gross proceeds of approximately $31,000 from sales of 236,495 shares of its common stock through private placements.

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

OVERVIEW

Business:

Graphco Holdings Corp. ("GHC"), a Delaware corporation, is a holding company that was formerly known as RCM Interests, Inc. GHC emerged from Chapter 11 of Title 11 of the United States Bankruptcy Code on July 31, 2000. GHC was a publicly-held company that had no significant assets, liabilities or operating activities from the date of its emergence from bankruptcy until December 13, 2002, the date of the merger with Graphco Technologies, Inc., and as of December 31, 2002. Accordingly, it was a "development stage enterprise" for financial accounting purposes.

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

G-TEC had conducted and discontinued certain unrelated operations prior to the commencement on January 1, 1998 of the development stage activities described above. G-TEC generated revenues primarily from a license agreement that has been effectively terminated and a limited number of sales of its products during 2002. It generated revenues primarily from a contract with a residential community that used an application of its technologies during 2001. G-TEC had not generated any significant revenues from contracts for the sale or use of its primary products on a recurring basis and, accordingly, it also remained in the development stage for financial accounting purposes as of December 13, 2002, the date of the merger with GHC and as of September 30, 2003. Upon Consummation of GHC's merger with G-TEC on December 13, 2002, approximately 95% of the outstanding shares of common stock of GHC was held by former stockholders of G-TEC. Accordingly, although GHC was the legal acquirer and G-TEC was the legal acquiree, the business combination was accounted for as a reverse acquisition, whereby, for accounting purposes, G-TEC was the accounting acquirer and GHC, the inactive "shell" company, was the accounting acquiree.

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

The accounting policies and estimates used as of December 31, 2002 which were explained in the notes to the consolidated financial statements in the Company's previously filed Form 10-KSB/A for the year ended December 31, 2002, have been applied consistently during the nine months ended September 30, 2003.

RESULTS OF OPERATIONS:

For the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003.

The Company generated revenues of approximately $-0-, $149,000, $-0-, $427,000 and $1,533,000 for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003, respectively. Our revenues derived in prior periods were from certain operations that were discontinued prior to the development activities that commenced on January 1, 1998 that were previously discussed.

Selling, general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003 were approximately $949,000, $510,000, $2,521,000, $1,937,000 and $17,269,000 respectively. Selling, general and administrative expenses primarily consist of the following; (i) salaries, (ii) professional fees, (iii) depreciation and amortization of property and equipment, and (iv) rent expense. Although overall these expenses have been fairly comparable, our professional fees have increased as a result of our becoming a public entity. This increase was offset somewhat by a reduction in our depreciation and amortization as our assets become fully depreciated.

Research and development expenses for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003 were approximately $42,000, $66,000, $222,000, $264,000 and

$4,958,000, respectively. Research and development expense primarily consists of payroll, which is fairly consistent.

Loss from operations for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30,
2003  was  approximately   $992,000,   $428,000,   $2,744,000,   $1,785,000  and
$21,407,000, respectively.

Interest expense for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003 was approximately $136,000, $244,000, $408,000, $1,556,000 and $3,899,000,
respectively. Interest expense in the three and nine months ended September 30, 2003 primarily consisted of the fair value of warrants issued for the payment of interest. Interest expense primarily consists of amortization of deferred loan fees and debt discounts in the three and nine months ended September 30, 2002. These charges are primarily non-cash items.

Net loss for the three and nine months ended September 30, 2003 and 2002 and the period from January 1, 1998 (date of inception) to September 30, 2003 was approximately $1,128,000, $672,000, $3,152,000, $3,340,000 and $26,049,000,
respectively. The reasons for the net losses are explained above.

Liquidity and Capital Resources:

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenue from its products and is in its development stage. As shown in the consolidated financial statements the Company has incurred a cumulative net loss of approximately $26,918,000 through September 30, 2003 and had a working capital deficiency of approximately $7,275,000 and a stockholders' deficiency of $7,143,000. It also had convertible notes payable with principal balances of approximately $2,575,000 and other notes payable of $204,000 that were in default. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company will continue to incur net losses and negative cash flows from operating activities through at least the twelve months ended September 30, 2004. In the absence of operating profits and positive cash flows, management believes the Company will need to limit its expenditures, obtain additional debt or equity financing, obtain additional agreements with creditors and note holders for the conversion of outstanding obligations into preferred or common stock, and/or obtain agreements with creditors for the forbearance with respect to past due obligations. Management plans to continue to negotiate the extension of the due dates for or the conversion of the Company's obligations and seek additional debt or equity financing through private placements or by other means. It will also continue to seek strategic partners for the Company that can provide it with working capital. However, management cannot assure that the Company will be able to obtain the additional capital resources that will enable the Company to sustain its operations and planned development activities through at lease twelve months ended September 30, 2004. If the Company cannot generate sufficient revenues and/or obtain sufficient additional financing, if necessary, by that date, the Company may be forced thereafter to restructure its operations merge or sell, file for reorganization or entirely cease its operations.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

Nine months ended September 30, 2003

For the nine months ended September 30, 2003, we utilized cash from operations of approximately $558,000. This was attributable to the following: (1) a net loss of approximately $3,152,000 and (2) an increase in prepaid expenses and other assets of $72,000, which was offset by, (3) depreciation and amortization expense of approximately $40,000, (4) common stock and warrants issued for services of approximately $1,054,000, (5) charges relating to warrants issued for payment of interest of approximately $179,000, (6) amortization of unearned compensation totaling $91,000, and (7) an increase in accounts payable and accrued expenses totaling $1,302,000.

We generated cash from financing activities of approximately $559,000, primarily attributable to the following: (1) net proceeds of approximately $90,000 received from the sale of and collection of subscriptions receivable for Series B preferred stock, (2) exercise of warrants for $30,000, (3) net proceeds from the sale of 648,931 shares of common stock totaling approximately $407,000, and
(4) proceeds, net of repayments, from issuing short term debt of $32,500.

Nine months ended September 30, 2002

For the nine months ended September 30, 2002, we utilized cash from operations of approximately $113,000. This was attributable to the following; (1) a net loss of approximately $3,340,000, which was offset by, (2) depreciation and amortization expense of approximately $413,000, (3) charges relating to warrants issued for payment of interest of approximately $60,000, (4) amortization of deferred loan costs and debt discount totaling $1,318,000 (5) an increase in accounts payable and accrued expenses totaling $1,165,000 and (6) a decrease in accounts receivable and prepaid expenses totaling $281,000.

We generated cash from financing activities of $51,000 attributable to (1) the exercise of warrants for $28,000 and (2) net proceeds of approximately $23,000 from the sale of 12,500 shares of Series B preferred stock.

During the period from October 1, 2003 to November 15, 2003, we received gross proceeds of approximately $31,000 from sales of 236,495 shares of our common stock.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company sold convertible notes and warrants to purchase 939,166 shares of common stock through a private placement during 2001 that had a net carrying value of $2,574,908 at September 30, 2003 and December 31, 2002 (see Note 5 to the Audited Financial Statements in the Form 10-KSB/A). The convertible notes were convertible into a total of 1,954,605 shares of common stock at conversion rates ranging from $1.50 to $5.00 per share. Convertible notes in the principal amount of $1,000,000 are secured and payable (at the Company's discretion) solely by certain intellectual property developed by the Company that is no longer used and has no carrying value. The remainder of the convertible notes are unsecured. The Company has defaulted on the repayment of all of its convertible notes which were due on or prior to September 30, 2002. As a result of the defaults, the range of interest rates on the convertible notes, which had been 8% to 12%, increased to 13.5% to 18%. Accrued interest on the convertible notes total approximately $518,000 and $290,000 at September 30, 2003 and December 31, 2002, respectively. In addition, the Company became obligated to issue to holders of convertible notes in the principal amount of $165,000 a total of 46,816 warrants for the purchase of common stock every 30 days until principal and interest are paid. Such warrants are exercisable at $2.50 per share from the date they are required to be issued through November 2004.

As of September 30, 2003, the Company had other notes payable with an aggregate balance of $236,500, including notes payable with an aggregate balance of $204,000 that bear interest at 10% and that were required to be repaid on June 12, 2003 (see Note 6 to the Audited Financial Statements in the Form 10-KSB/A). The Company was not able to repay those notes and they were in default at September 30, 2003.

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

Date: November 19, 2003

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